Form 10-Q
period 1995-06-30
MICHIGAN FINANCIAL CORP
filed 1995-08-01
CIK 65637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________  to__________________

Commission file number 0-7515


                         MICHIGAN FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Michigan                                         38-2011532
(State or other jurisdiction of                       (I. R. S. Employer
 incorporation or organization)                      Identification Number)

101 West Washington Street, Marquette, Michigan              49855
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code  (906) 228-6940

                                 Not applicable
             (Former name, former address, and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days   YES _x_   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          CLASS                              Outstanding as of July 27, 1995


 Common Stock, no par value                              5,598,267


PART I.  FINANCIAL INFORMATION

     MICHIGAN FINANCIAL CORPORATION, MEMBER BANKS AND INSURANCE SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                  June 30,     December 31,     June 30,
                                                    1995           1994           1994
                                                         (dollars in thousands)
ASSETS

  Cash and due from banks                        $ 33,713       $ 32,378       $ 29,607

  Short-term investments:
    Federal funds sold                             23,350          4,450         12,450
    Money market investments                          267            109            184
                                                   23,617          4,559         12,634

  Investment securities:
    Available for sale                             78,467         84,773         88,553
    Held to maturity                               64,880         75,921         82,413

  Loans                                           548,714        540,841        518,505
  Allowance for loan losses                        (6,844)        (6,701)        (6,481)
                                     NET LOANS    541,870        534,140        512,024

  Premises and equipment                           22,868         22,695         20,865
  Accrued interest receivable                       5,337          5,164          4,878
  Other assets                                      6,962          7,943          7,729

                                                 $777,714       $767,573       $758,703

LIABILITIES
  Domestic deposits:
   Noninterest bearing                           $ 68,521       $ 96,772       $ 84,469
   Interest bearing                               619,959        588,430        586,874
                                TOTAL DEPOSITS    688,480        685,202        671,343

  Short-term borrowings                               667                         6,610
  Accrued interest payable                          2,726          2,226          2,004
  Other liabilities                                 8,360          6,950          6,897
                             TOTAL LIABILITIES    700,233        694,378        686,854

STOCKHOLDERS' EQUITY
Common stock, no par value:
    Authorized shares - 10,000,000
    Shares issued and outstanding - 5,598,267      18,555         18,555         18,555
  Retained earnings                                59,479         57,113         54,123
  Securities valuation                               (553)        (2,473)          (829)
                    TOTAL STOCKHOLDERS' EQUITY     77,481         73,195         71,849

                                                 $777,714       $767,573       $758,703


See notes to consolidated financial statements.


                       CONSOLIDATED STATEMENTS OF INCOME


                                               Three months ended         Six months ended
                                                    June 30                   June 30
                                                1995       1994           1995        1994
                                                  (in thousands, except per share data)
Interest income:
  Loans, including fees                       $13,182     $11,539       $25,886     $22,626
  Short-term investments                          295         239           416         577
  Investment securities:
    Taxable                                     1,665       1,686         3,429       3,307
    Tax-exempt                                    326         393           709         784
                     TOTAL INTEREST INCOME     15,468      13,857        30,440      27,294

Interest expense:
  Deposits                                      6,020       4,627        11,442       9,378
  Borrowings                                       19          11            79          11
                    TOTAL INTEREST EXPENSE      6,039       4,638        11,521       9,389
                       NET INTEREST INCOME      9,429       9,219        18,919      17,905

Provision for loan losses                         307         170           527         299
                 NET INTEREST INCOME AFTER
                 PROVISION FOR LOAN LOSSES      9,122       9,049        18,392      17,606

Other income:
  Trust department income                         893         873         1,772       1,753
  Fees for other customer services                720         666         1,360       1,266
  Net gains on sale of loans                       36          55            64         136
  Other                                           405         371           729         766
  Investment securities losses                                 (6)          (40)         (6)
                                                2,054       1,959         3,885       3,915
                                               11,176      11,008        22,277      21,521
Other expenses:
  Salaries and employee benefits                4,531       4,317         8,915       8,483
  Net occupancy                                   601         580         1,217       1,183
  Furniture and equipment                         398         404           838         802
  FDIC premiums                                   383         397           766         794
  Data processing                                 347         402           709         818
  Advertising                                     265         225           510         452
  Other                                         1,826       1,888         3,769       3,729

                                                8,351       8,213        16,724      16,261

Income before income tax                        2,825       2,795         5,553       5,260
Income tax expense                                818         823         1,564       1,498
                                NET INCOME    $ 2,007     $ 1,972       $ 3,989     $ 3,762

       WEIGHTED AVERAGE SHARES OUTSTANDING      5,598       5,598         5,598       5,598

Per share data:
 Net income                                     $.36        $.35         $.71        $.67
 Dividends paid                                 $.145       $.125        $.29        $.25


See notes to consolidated financial statements.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                             Six months ended
                                                                 June 30
                                                            1995          1994
                                                              (in thousands)

OPERATING ACTIVITIES
  Net income                                              $ 3,989       $ 3,762
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Origination of mortgage loans held for sale       (12,877)      (28,757)
        Proceeds from sale of mortgage loans held
          for sale                                         11,636        30,777
        Depreciation and amortization                         875           816
        Provision for loan losses                             527           299
        Increase (decrease) in interest payable               500          (156)
        Increase in interest receivable                      (173)         (153)
        Amortization of investment securities premium         156           183
        Realized gain on sale of loans                        (64)         (136)
        Realized investment securities losses                  40             6
        Other                                               1,375           107

              NET CASH PROVIDED BY OPERATING ACTIVITIES     5,984         6,748

INVESTING ACTIVITIES
  Net (increase) decrease in short-term investments       (19,058)       43,329
  Proceeds from maturities of held to maturity
    securities                                             11,532        12,776
  Net increase in loans                                    (6,952)      (17,796)
  Proceeds from sale of available for sale
    securities                                              6,459         1,004
  Proceeds from maturities of available for sale
    securities                                              3,570        13,164
  Purchases of available for sale securities               (1,501)      (20,455)
  Purchases of premises and equipment                      (1,039)         (716)
  Proceeds from sale of premises and equipment                 18
  Purchases of held to maturity securities                              (12,702)

       NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES    (6,971)       18,604

FINANCING ACTIVITIES
  Net increase (decrease) in deposits                       3,278       (31,024)
  Increase in short-term borrowing                            667         6,610
  Cash dividends                                           (1,623)       (1,392)

       NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES     2,322       (25,806)

         INCREASE (DECREASE) IN CASH AND DUE FROM BANKS     1,355          (454)

Cash and due from banks at beginning of year               32,378        30,061

               CASH AND DUE FROM BANKS AT END OF PERIOD   $33,713       $29,607

See notes to consolidated financial statements.



                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the three and six month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the consolidated financial statements and foot-notes included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


NOTE B - ACCOUNTING CHANGES

Effective January 1, 1995, the Company adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan." As a result of applying the new rules, certain impaired loans are reported at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The adoption of Statement 114 has not had, and is not expected to have, a material impact on the Company's financial position or results of operations.

NOTE C - INVESTMENT SECURITIES

A comparison of the carrying amount and approximate market value follows:

                                  June 30, 1995           December 31, 1994
                             Amortized   Approximate    Amortized   Approximate
                               Cost     Market Value      Cost     Market Value
                                               (in thousands)
Available for Sale

U.S. Treasury and
  government agencies         $71,455      $70,645       $80,505      $77,034
State and political
  subdivisions                    408          409           408          385
Mortgage-backed securities      3,552        3,500         3,704        3,456
Other securities                3,890        3,913         3,903        3,898

                      TOTAL   $79,305      $78,467       $88,520      $84,773


Held to Maturity

U.S. Treasury and
  government agencies         $ 4,720      $ 4,739       $ 4,218      $ 4,154
State and political
  subdivisions                 26,886       32,977        35,565       34,477
Mortgage-backed securities     33,274       26,579        36,138       34,015

                      TOTAL   $64,880      $64,295       $75,921      $72,646



NOTE D - RECLASSIFICATIONS

Certain amounts in 1994 have been reclassified to conform with the classifications in 1995.



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and earnings during the periods included in the accompanying consolidated financial statements.

FINANCIAL CONDITION

A summary of the period changes in principal sources and uses of funds is shown below in thousands of dollars, and as a percent.

                                                 Change from December 31, 1994
                                                      to June 30, 1995

                                                  Amount of            Percent
                                                   Increase            Increase
                                                  (Decrease)          (Decrease)

Funding sources:
  Deposits                                         $  3,278                .5%
  Short-term borrowing                                  667               NMF
  Other sources, net                                  6,023              42.4
                                                   $  9,968               1.4%

Funding uses:
  Loans                                            $  8,257               1.5%
  Investment securities                             (17,347)            (10.8)
  Short-term investments                             19,058               NMF
          Total uses                               $  9,968               1.4%

Aggregate deposits, the primary source of funds, increased by $3,278 or .5% during the first six months of 1995. Experience was mixed within the deposit category, as shown below:

                                            Increase
                                           (Decrease)         Percent
      Demand                                $(28,251)         (29.2)%
      Savings                                 23,004            8.0
      Time-retail                             (3,207)          (1.2)
      Time-jumbo                              11,732           43.3
                                            $  3,278             .5%



As a result, total deposit levels at June 30, 1995 showed a slight increase from the end of 1994.

The loan portfolio increased slightly by 1.5% during the first half of 1995. All of the major loan areas showed increases during the period. Five of the Company's seven member banks had an increase in real estate mortgages due to strong demand. Installment loans increased at six of the Company's member banks due to stable demand for these types of loans. There was only a slight increase in the commercial loan area.

For liquidity purposes the excess funds generated during the period were mainly placed in short-term investments.

Late in the first quarter of 1995, the Company entered into a short-term borrowing arrangement. It is expected that this borrowing will be repaid before year end.

In addition to the above trends in the sources and uses of funds, the Company services loans for outside agencies, primarily Freddie Mac. At June 30, 1995 the volume of Freddie Mac loans sold with servicing being retained was $192.5 million. The comparable figure for 1994 was $185.7 million. The ability of the Company to sell these loans enables it to more effectively manage its funding operations.


LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1995 there were no significant changes with respect to the capital resources of the Company. Management feels that the liquidity position of the Company as of June 30, 1995 is much more than adequate to meet its future cash flow needs. Management also closely monitors capital levels to provide for normal business needs and to comply with regulatory requirements. As summarized below, the Company's capital ratios were well in excess of the regulatory requirements for classification as "Well Capitalized":

                             Regulatory
                             Minimum for              June 30,
                         "Well Capitalized"        1995     1994

Total capital                  10.0%              15.23%   14.88%
Tier I capital                  6.0               14.00    13.66
Tier I leverage ratio           5.0               10.15     9.59



RESULTS OF OPERATIONS

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below in thousands of dollars, and as a percent.

                                                    Comparison of
                                          Three months         Six months
                                         ended June 30,      ended June 30,
                                          1995 and 1994       1995 and 1994
                                                  Increase(Decrease)

Interest income                          $1,611    11.6%     $3,146    11.5%
Interest expense                          1,401    30.2       2,132    22.7
Net interest income                         210     2.3       1,014     5.7
Provision for loan losses                   137    80.6         228    76.3
Net interest income after provision
  for loan losses                            73      .8         786     4.5
Other income                                 95     4.8         (30)    (.8)
Other expenses                              138     1.7         463     2.8
Income before income tax                     30     1.1         293     5.6
Income tax expense                           (5)    (.6)         66     4.4

      Net income                         $   35     1.8%     $  227     6.0%


Net Interest Income

The increase in net interest income during the second quarter and the first six months of 1995 was due to the fact that while both the interest income and the interest expense increased from the comparable periods in 1994 the interest income increased more. The increase in the loan to deposit ratio to 79.7% at June 30, 1995 from 77.2% at June 30, 1994 also contributed to the increase in net interest income. Net interest income performance in future periods will be primarily dependent upon general interest rate developments.

Provision for Loan Losses

The increase in the loan loss provision during both the second quarter and the first six months of 1995 was largely due to the larger loan portfolio. This increased loan loss provision resulted in an increase to the allowance for loan losses of $143,000 or 2.1% during the first half of 1995. Net loan charge-offs for the first six months amounted to $384,000, up slightly from the amount of $371,000 for the comparable period in 1994. Based on average loans, these charge-offs on an annualized basis amounted to .14% of average loans outstanding, down from the .15% for the comparable period in 1994. These are relatively low levels on an internal historical basis as well as in comparison to peer groups.

Expressed as a percent of outstanding loans the allowance increased from 1.24% at year end 1994 to 1.25% at June 30, 1995. The allowance level will not necessarily be maintained at this level during future periods as the amounts provided during any given period are dependent upon management's ongoing review process and assessment of the perceived loss exposure in the then outstanding loan portfolio.

Nonperforming loans continue at low levels, decreasing in the first half of 1995 by $75,000 or 2.0%. Total nonperforming assets, which include other real estate, also continue at low levels decreasing by $572,000 or 11.3% from December 31, 1994.

The table below presents a comparison of nonperformings.

                                    June 30,       December 31,
                                      1995             1994
                                         (in thousands)

     Nonaccrual loans                $2,316           $2,374
     Loans past due
      90 days or more                   837              830
     Restructured loans                 568              592
       Total nonperforming loans      3,721            3,796
     Other real estate                  770            1,267
       Total nonperforming assets    $4,491           $5,063

     Nonperforming loans
      as a % of total loans             .68%             .70%

     Nonperforming assets
      as a % of total assets            .58%             .66%

On a percentage basis, the allowance for loan losses increased from 177% of nonperforming loans at the end of 1994 to 184% at June 30, 1995. Management intends to continue in its efforts toward maintaining the high quality of the loan portfolio.

Other Expenses

The increase in other expenses resulted from increases (decreases) in the major categories of other expenses, indicative of the normal effects of inflation as well as the growth of the organization. The major components of other expenses increased (decreased) as follows:

                                               Three months        Six months
                                                  ended              ended
                                               June 30, 1995      June 30, 1995

       Salaries and employee benefits               5.0%              5.1%
       Occupancy, furniture and equipment           1.5               3.5
       Data processing                            (13.7)            (13.3)
       FDIC premiums                               (3.5)             (3.5)
       Advertising                                 17.8              12.8
       Other                                       (3.3)              1.1



Applicable Income Tax

Applicable income tax expense is based on income, less that portion which is exempt from federal taxation, taxed at the statutory federal income tax rate of 34%. The provision is further reduced by other smaller items. The decrease in the 1995 income tax provision for the second quarter is due to $127,000 of merger expenses incurred during the second quarter of 1994 that were not deductible for federal income tax purposes. The increase in the 1995 income tax provision for the first six months was lower than it would have been without the merger expense, but was higher than the 1994 expense mostly due to the increase in pre-tax income of the Company for the first half of 1995.


 PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Michigan Financial Corporation
                                                     (Registrant)


Dated:  July 27, 1995                      /s/ HOWARD L. COHODAS
                                               Howard L. Cohodas, Chairman
                                                & President
                                                (Chief Executive Officer)


Dated:  July 27, 1995                      /s/ KENNETH F. BECK
                                               Kenneth F. Beck,
                                                Senior Vice President,
                                                Treasurer & Secretary
                                                (Chief Financial Officer and
                                                 Chief Accounting Officer)