Form 10-Q
period 1995-09-30
MICHIGAN FINANCIAL CORP
filed 1995-11-02
CIK 65637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES_x_ No__


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           CLASS                              Outstanding as of October 31, 1995


 Common Stock, no par value                                 5,598,267


PART I.  FINANCIAL INFORMATION

     MICHIGAN FINANCIAL CORPORATION, MEMBER BANKS AND INSURANCE SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                               September 30,   December 31,   September 30,
                                                   1995            1994           1994
                                                         (dollars in thousands)
ASSETS
  Cash and due from banks                        $ 29,725       $ 32,378        $ 35,660

  Short-term investments                           26,685          4,559           4,509
    Federal funds sold                             26,450          4,450           4,150
    Money market investments                          235            109             359
                                                   26,685          4,559           4,509

  Investment securities:

    Available for sale                             74,790         84,773          89,669
    Held to maturity                               63,480         75,921          78,983

  Loans                                           552,419        540,841         528,613
  Allowance for loan losses                        (6,864)        (6,701)         (6,550)
                                     NET LOANS    545,555        534,140         522,063

  Premises and equipment                           22,813         22,695          21,576
  Accrued interest receivable                       5,673          5,164           5,124
  Other assets                                      6,599          7,943           8,071

                                                 $775,320       $767,573        $765,655

LIABILITIES
  Domestic deposits:
   Noninterest bearing                           $ 69,578       $ 96,772        $ 94,581
   Interest bearing                               615,100        588,430         586,720
                                TOTAL DEPOSITS    684,678        685,202         681,301

  Short-term borrowings                               333                          1,845
  Accrued interest payable                          3,240          2,226           2,414
  Other liabilities                                 7,953          6,950           7,062
                             TOTAL LIABILITIES    696,204        694,378         692,622

STOCKHOLDERS' EQUITY Common stock, no par value:
    Authorized shares - 10,000,000
    Shares issued and outstanding - 5,598,267      18,555         18,555          18,555
  Retained earnings                                61,047         57,113          55,753
  Securities valuation                               (486)        (2,473)         (1,275)
                    TOTAL STOCKHOLDERS' EQUITY     79,116         73,195          73,033

                                                 $775,320       $767,573        $765,655

See notes to consolidated financial statements.



     MICHIGAN FINANCIAL CORPORATION, MEMBER BANKS AND INSURANCE SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME


                                               Three months ended        Nine months ended
                                                  September 30             September 30
                                              1995     1994       1995   1994
                                                  (in thousands, except per share data)

Interest income:

  Loans, including fees                       $13,597     $12,275       $39,483   $34,901
  Short-term investments                          428         165           844       742
  Investment securities:

    Taxable                                     1,629       1,700         5,058     5,007
    Tax-exempt                                    301         427         1,010     1,211
                     TOTAL INTEREST INCOME     15,955      14,567        46,395    41,861

Interest expense:

  Deposits                                      6,232       4,801        17,674    14,179
  Borrowings                                       12          12            91        23
                    TOTAL INTEREST EXPENSE      6,244       4,813        17,765    14,202
                       NET INTEREST INCOME      9,711       9,754        28,630    27,659


Provision for loan losses                         144         168           671       467
                 NET INTEREST INCOME AFTER
                 PROVISION FOR LOAN LOSSES      9,567       9,586        27,959    27,192

Other income:
  Trust department income                         900         864         2,672     2,617
  Fees for other customer services                686         637         2,046     1,903
  Other                                           426         408         1,219     1,310
  Investment securities losses                    (87)         (5)         (127)      (11)
                                                1,925       1,904         5,810     5,819
                                               11,492      11,490        33,769    33,011
Other expenses:

  Salaries and employee benefits                4,352       4,364        13,267    12,847
  Net occupancy                                   593         581         1,810     1,764
  Furniture and equipment                         426         407         1,264     1,209
  FDIC premiums                                   (37)        378           729     1,172
  Data processing                                 330         396         1,039     1,214
  Advertising                                     280         228           790       680
  Other                                         2,134       1,880         5,903     5,609

                                                8,078       8,234        24,802    24,495

Income before income tax                        3,414       3,256         8,967     8,516
Income tax expense                              1,033         926         2,597     2,424
                                NET INCOME    $ 2,381     $ 2,330       $ 6,370    $6,092

       WEIGHTED AVERAGE SHARES OUTSTANDING      5,598       5,598         5,598     5,598

Per share data:
 Net income                                   $   .43        .42        $  1.14    $ 1.09
 Dividends paid                               $  .145     $ .125        $  .435    $ .375


See notes to consolidated financial statements.


     MICHIGAN FINANCIAL CORPORATION, MEMBER BANKS AND INSURANCE SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                            Nine months ended
                                                               September 30
                                                            1995          1994
                                                              (in thousands)
OPERATING ACTIVITIES
  Net income                                              $ 6,370       $ 6,092
  Adjustments to reconcile net income to net cash provided by operating activities:

        Origination of mortgage loans held for sale       (24,924)      (37,790)
        Proceeds from sale of mortgage loans held
          for sale                                         22,302        40,637
        Depreciation and amortization                       1,327         1,229
        Increase in interest payable                        1,014           254
        Provision for loan losses                             671           467
        Increase in interest receivable                      (509)         (399)
        Amortization of investment securities premium         211           296
        Realized gain on sale of loans                       (138)         (217)
        Realized investment securities losses                 127            11
        Other                                               1,284          (522)

              NET CASH PROVIDED BY OPERATING ACTIVITIES     7,735        10,058

INVESTING ACTIVITIES
  Net (increase) decrease in short-term investments       (22,126)       51,454
  Proceeds from maturities of held to maturity
    securities                                             12,932        18,198
  Proceeds from sale of available for sale
    securities                                             14,874         1,234
  Purchases of available for sale securities               (9,961)      (22,451)
  Net increase in loans                                    (9,326)      (28,749)
  Proceeds from maturities of available for sale
    securities                                              7,251        13,364
  Purchases of premises and equipment                      (1,428)       (1,836)
  Proceeds from sale of premises and equipment                 23             2
  Purchases of held to maturity securities                              (14,362)

       NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES    (7,761)       16,854

FINANCING ACTIVITIES
  Net decrease in deposits                                   (524)      (21,066)
  Increase in short-term borrowing                            333         1,845
  Cash dividends                                           (2,436)       (2,092)

       NET CASH USED BY FINANCING ACTIVITIES               (2,627)      (21,313)

         INCREASE (DECREASE) IN CASH AND DUE FROM BANKS    (2,653)        5,599

Cash and due from banks at beginning of year               32,378        30,061

               CASH AND DUE FROM BANKS AT END OF PERIOD   $29,725       $35,660

See notes to consolidated financial statements.



     MICHIGAN FINANCIAL CORPORATION, MEMBER BANKS AND INSURANCE SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the three and nine month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the consolidated financial statements and foot- notes included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

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

A comparison of the carrying amount and approximate market value follows:

                               September 30, 1995          December 31, 1994
                             Amortized   Approximate    Amortized   Approximate
                               Cost      Market Value      Cost     Market Value
                                               (in thousands)
Available for Sale

U.S. Treasury and
  government agencies         $67,783      $67,036       $80,505      $77,034
State and political
  subdivisions                    408          418           408          385
Mortgage-backed securities      3,446        3,424         3,704        3,456
Other securities                3,890        3,912         3,903        3,898

                      TOTAL   $75,527      $74,790       $88,520      $84,773

Held to Maturity

U.S. Treasury and
  government agencies         $ 4,225      $ 4,240       $ 4,218      $ 4,154
State and political
  subdivisions                 26,311       26,185        35,565       34,477
Mortgage-backed securities     32,944       32,645        36,138       34,015

                      TOTAL   $63,480      $63,070       $75,921      $72,646


NOTE D - RECLASSIFICATIONS

Certain amounts in 1994 have been reclassified to conform with the classifications in 1995.



     MICHIGAN FINANCIAL CORPORATION, MEMBER BANKS AND INSURANCE SUBSIDIARY

           MANAGEMENT'SDISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and earnings during the periods included in the accompanying consolidated financial statements.

FINANCIAL CONDITION
A summary of the period changes in principal sources and uses of funds is shown below in thousands of dollars, and as a percent.

                                                  Change from December 31, 1994
                                                       to September 30, 1995

                                                   Amount of            Percent
                                                   Increase            Increase
                                                  (Decrease)          (Decrease)
Funding sources:
  Deposits                                         $   (524)              (.1)%
  Short-term borrowing                                  333               NMF
  Other sources, net                                 11,979              84.4
                                                   $ 11,788               1.7%

Funding uses:
  Loans                                            $ 12,086               2.2%
  Investment securities                             (22,424)            (14.0)
  Short-term investments                             22,126               NMF
                  Total uses                       $ 11,788               1.7%

Aggregate deposits, the primary source of funds, decreased by $524 or .1% during the first nine months of 1995. Experience was mixed within the deposit category, as shown below:

                                               Increase
                                              (Decrease)         Percent
         Demand                                $(27,194)         (28.1)%
         Savings                                 15,174            5.3
         Time-retail                                823             .3
         Time-jumbo                              10,673           39.3
                                               $   (524)           (.1)%

As a result, total deposit levels at September 30, 1995 showed a slight decrease from the end of 1994.

The loan portfolio increased slightly by 2.2% during the first nine months of 1995. All of the major loan areas showed increases during the period. Five of the Company's seven member banks had an increase in real estate mortgages due to strong demand. Installment loans also increased at five of the Company's member banks due to stable demand for these types of loans. There was only a slight increase in the commercial loan area.

For liquidity purposes the excess funds generated during the period were mainly placed in short-term investments.

Late in the first quarter of 1995, the Company entered into a short-term borrowing arrangement. It is expected that this borrowing will be repaid before year end.

In addition to the above trends in the sources and uses of funds, the Company services loans for outside agencies, primarily Freddie Mac. At September 30, 1995 the volume of Freddie Mac loans sold with servicing being retained was $196.6 million. The comparable figure for 1994 was $190.2 million. The ability of the Company to sell these loans enables it to more effectively manage its funding operations.

LIQUIDITY AND CAPITAL RESOURCES
During the first nine months of 1995 there were no significant changes with respect to the capital resources of the Company. Management feels that the liquidity position of the Company as of September 30, 1995 is much more than adequate to meet its future cash flow needs. Management also closely monitors capital levels to provide for normal business needs and to comply with regulatory requirements. As summarized below, the Company's capital ratios were well in excess of the regulatory requirements for classification as "Well Capitalized":

                                     Regulatory
                                     Minimum for           September 30,
                                 "Well Capitalized"        1995     1994

        Total capital                  10.0%              15.38%   14.84%
        Tier I capital                  6.0               14.16    13.64
        Tier I leverage ratio           5.0               10.23     9.71


RESULTS OF OPERATIONS
A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below in thousands of dollars, and as a percent.

                                                    Comparison of
                                          Three months          Nine months
                                      ended September 30,    ended September 30,
                                         1995 and 1994          1995 and 1994
                                                  Increase(Decrease)

Interest income                       $1,388        9.5%     $4,534       10.8%
Interest expense                       1,431       29.7       3,563       25.1
Net interest income                      (43)       (.4)        971        3.5
Provision for loan losses                (24)     (14.3)        204       43.7
Net interest income after provision
  for loan losses                        (19)       (.2)        767        2.8
Other income                              21        1.1          (9)       (.2)
Other expenses                          (156)      (1.9)        307        1.3
Income before income tax                 158        4.9         451        5.3
Income tax expense                       107       11.6         173        7.1
              Net income              $   51        2.2%     $  278        4.6%


Net Interest Income

The increase in net interest income during the first nine months of 1995 was due to the fact that while both the interest income and the interest expense increased from the comparable period in 1994 the interest income increased more. The increase in the loan to deposit ratio to 80.7% at September 30, 1995 from 77.6% at September 30, 1994 also contributed to the increase in net interest income for the year. A lowering in the net interest margin for the third quarter of 1995 from the comparable period in 1994 caused the net interest income decrease for the quarter. Net interest income performance in future periods will be primarily dependent upon general interest rate developments.

Provision for loan Losses

The increase in the loan loss provision during the first nine months of 1995 was largely due to the larger loan portfolio. The provision for the third quarter decreased by 14.3%. The increased loan loss provision for 1995 resulted in an increase to the allowance for loan losses of $163,000 or 2.4% during the first nine months of 1995. Net loan charge-offs for the first nine months of 1995 amounted to $508,000, an increase of 8.1% from the amount of $470,000 for the comparable period in 1994. Based on average loans, these charge-offs on an annualized basis amounted to .12% of average loans outstanding, for the first nine months of both 1995 and 1994. These are relatively low levels on an internal historical basis as well as in comparison to peer groups.

Expressed as a percent of outstanding loans the allowance remained at a level 1.24% for both year end 1994 and September 30, 1995. The allowance level will not necessarily be maintained at this level during future periods as the amounts provided during any given period are dependent upon management's ongoing review process and assessment of the perceived loss exposure in the then outstanding loan portfolio.

Nonperforming loans continue at low levels, although they did increase in the first nine months of 1995 by $535,000 or 14.1%. Total nonperforming assets, which include other real estate, also continue at low levels despite an increase of $104,000 or 2.1% from December 31, 1994.

The table below presents a comparison of nonperformings.

                                       September 30,       December 31,
                                          1995                1994
                                               (in thousands)

       Nonaccrual loans                 $2,221               $2,374
       Loans past due
        90 days or more                  1,482                  830
       Restructured loans                  628                  592
         Total nonperforming loans       4,331                3,796
       Other real estate                   836                1,267
         Total nonperforming assets     $5,167               $5,063

       Nonperforming loans
        as a % of total loans              .78%                 .70%

       Nonperforming assets
        as a % of total assets             .67%                 .66%


On a percentage basis, the allowance for loan losses decreased from 177% of nonperforming loans at the end of 1994 to 158% at September 30, 1995. Management intends to continue in its efforts toward maintaining the high quality of the loan portfolio.

Other Expenses

The increase in other expenses resulted from increases (decreases) in the major categories of other expenses, indicative of the normal effects of inflation as well as the growth of the organization. The major components of other expenses increased (decreased) as follows:

                                             Three months       Nine months
                                                ended              ended
                                          September 30, 1995  September 30, 1995
     Salaries and employee benefits               (.3)%             3.3%
     Occupancy, furniture and equipment           3.1               3.4
     Data processing                            (16.7)            (14.4)
     FDIC premiums                                NMF             (37.8)
     Advertising                                 22.8              16.2
     Other                                       13.5               5.2


The increase in advertising is due to a continuation in the expanded marketing program begun in 1993 and can be expected to continue throughout 1995. Included in the other expense category is a $179,000 charge recognized during the third quarter of 1995 in connection with the planned relocation of one of our banking offices and the declining utilization of a second office.

Applicable Income Tax

Applicable income tax expense is based on income, less that portion which is exempt from federal taxation, taxed at the statutory federal income tax rate of 34%. The provision is further reduced by other smaller items. The increase in the 1995 income tax provision reported herein for the third quarter and the first nine months was mostly due to the increase in pre-tax income of the Company for 1995.


PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1995




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Michigan Financial Corporation
                                         (Registrant)


Dated:  October 31, 1995                 /s/ HOWARD L. COHODAS
                                         Howard L. Cohodas, Chairman
                                         & President
                                         (Chief Executive Officer)



Dated:  October 31, 1995                 /s/ KENNETH F. BECK
                                         Kenneth F. Beck, Senior Vice President,
                                         Treasurer & Secretary
                                         (Chief Financial Officer and
                                         Chief Accounting Officer)