Form 10-K405
period 1995-12-31
MICHIGAN FINANCIAL CORP
filed 1996-03-22
CIK 65637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1995
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

For the transition period from_________________    to_________________

Commission file number 0-7515

                         MICHIGAN FINANCIAL CORPORATION

             (Exact name of registrant as specified in its charter)

             Michigan                                38-2011532
(State or other jurisdiction of         (IRS Employer Identification Number)
 incorporation or organization)

101 West Washington Street, Marquette, Michigan                       49855
   (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  (906) 228-6940

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
    Title of each class                                  on which registered
            None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 1, 1996. $85,778,621

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 1996.

                     Common Stock, no par value - 5,598,267

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual stockholders report for the year ended December 31, 1995 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual stockholders meeting to be held April 30, 1996 are incorporated by reference into Part III.


ITEM 1. BUSINESS

Michigan Financial Corporation, a Michigan corporation, (the "Company") is a registered bank holding company under the Bank Holding Company Act of 1956. The Company was incorporated on June 29, 1972. The Company has seven member banks, all wholly owned, as follows:

                        MFC First National Bank, Escanaba
                        MFC First National Bank, Houghton
                        MFC First National Bank, Iron Mountain
                        MFC First National Bank, Iron River
                        MFC First National Bank, Ironwood
                        MFC First National Bank, Marquette
                        MFC First National Bank, Menominee

The Company's only nonbank subsidiary is Michigan Financial Life Insurance Company ("MFLIC"). MFLIC, an Arizona Corporation, underwrites, as a reinsurer, credit life and credit accident and health insurance directly related to extensions of credit by the Company's member banks.

The Company is the eighth largest commercial bank holding company in the State of Michigan and is the largest wholly located in the Upper Peninsula of the state.

The Company provides advice and services to its member banks and coordinates their activities in such areas as lending, investment policies, business development, auditing, public relations, data processing, financial reporting, budgetary planning and compliance with government regulations. Each bank operates under the day-to-day management of its own officers and directors.

The seven member banks of the Company, either individually or in the aggregate, provide full banking and trust services, including commercial and savings deposit account and safe deposit facilities, for individuals, partnerships, corporations and governmental units. Through their commercial loan departments, the banks provide funds for business and industry, both short-term (accounts receivable, inventory, working capital and floor-planning) and long-term (leasehold improvements and building construction) as well as funds for individuals. The installment loan departments of the banks extend loans to individuals and businesses to purchase consumer goods such as automobiles, household goods and materials for home modernization. The mortgage loan departments provide both residential and commercial real estate loans. The trust departments administer trust assets for individual trusts and estates as well as for pension and profit sharing trusts.

The Company's seven member banks have 33 banking offices in nine counties of Michigan's Upper Peninsula: Alger, Baraga, Delta, Dickinson, Gogebic, Houghton, Iron, Marquette and Menominee. The banks also operate 29 automated teller machines ("ATMs") in several market areas. All the banks have a retail banking orientation and compete vigorously with other Upper Peninsula banks, savings and loan associations, various finance companies, and public, religious and private credit unions. The banks receive direct banking competition from other banks with offices in the same cities.

The Company also competes with a much larger multi-bank holding company from the Lower Peninsula which has banking offices located in the same market areas as six of the Company's banks and operates additional banking offices in other areas not served by the Company's banks. The Company also competes with smaller holding companies located in the Upper Peninsula.

The Company is subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Since it is a bank holding company, the services provided by the member banks and the operations of the corporation are required to be closely related to the business of banking or related financial services.

The deposits of all the Company's banks are insured by the Federal Deposit Insurance Corporation, and the banks are subject to supervision, examination and regulation by the Office of the Comptroller of the Currency (the "OCC").

The OCC has issued guidelines which impose upon national banks certain risk-based capital and leverage standards. These guidelines, as well as the capital requirements of bank regulators, are discussed beginning on page 16 in the annual stockholders report for the year ended December 31, 1995 which is incorporated herein by reference. Failure to meet applicable capital guidelines could subject a national bank to a variety of enforcement remedies available to the federal regulatory authorities. Depending upon circumstances, the regulatory agencies may require an institution to surpass minimum capital ratios established and may also take more restrictive action.

No material part of the business of the Company, its member banks or its insurance subsidiary is dependent upon a single customer. The loss of any one or any few customers would have no material adverse effect on the business of the Company.

Because banks do not have any backlog of orders, backlog has no effect on the business of the Company.

The business of the Company is not dependent on raw materials.

The business of the Company is not materially affected by the duration of patents, trademarks, licenses, franchises, or concessions.

The Company does not have a research and development department. No funds have been expended in this area during either of the last three fiscal years and there are no people employed by the Company in research and development.

The Company does not have any commitments requiring the investment of a material amount of total assets.

It is not expected that compliance with federal, state, or local provisions regulating the discharge of materials into the environment or otherwise relating to protection of the environment will have any material effect upon the capital expenditures, earnings, and competitive position of the Company and its member banks and insurance subsidiary.

The Company, its member banks and its insurance subsidiary employed 677 people as of December 31, 1995.

No material portion of the Company's business is seasonal.

The commercial banking business, constituting one line of business, represents substantially all of the business conducted by the Company, its member banks and its insurance subsidiary and all revenues of the Company are derived from that one line of business, commercial banking.

Neither the Company, its member banks nor its insurance subsidiary is engaged in foreign operations.



               CONSOLIDATED FINANCIAL AND STATISTICAL INFORMATION


The tables set forth on the next nine pages of this report contain selected consolidated statistical information for the Company, its member banks and its insurance subsidiary for the years 1993 through 1995 (1991 through 1995 for certain loan portfolio and loan loss information). The financial and statistical data presented in these tables provide a detailed review of the Company's business activities.



          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

                                                            1995                                   1994
                                          --------------------------------------- -----------------------------------
                                              Average      Interest                   Average    Interest
                                               Amount        Earned      Yield or      Amount      Earned    Yield or
                                          Outstanding       or Paid     Rate Paid Outstanding     or Paid   Rate Paid
                                          -----------       -------     --------- -----------    --------   ---------
                                                                                   (Amounts in thousands)
Earning assets:
  Time deposits in other banks              $      14     $       1        5.88%    $     163   $       6        3.54%
  Federal funds sold                           20,604         1,205        5.85%       18,211         715        3.93%
  Other short-term investments                    207            10        4.98%        4,792         156        3.26%
  Investment securities:
    U. S. Treasury                             29,695         1,611        5.43%       33,013       1,675        5.07%
    U. S. Government agencies
      and corporations                         84,528         4,707        5.57%       92,495       4,763        5.15%
    States and political
      subdivisions                             29,465         1,300        6.16%       37,966       1,604        5.89%
    Other                                       4,927           362        7.34%        5,369         321        5.99%
  Loans                                       547,264        53,297        9.81%      515,410      47,504        9.29%
----------------------------------------------------------------------------------------------------------------------
            TOTAL EARNING ASSETS              716,704        62,493        8.84%      707,419      56,744        8.17%

Noninterest earning assets:
  Cash and due from banks                      28,939                                  30,837
  Premises and equipment                       21,531                                  21,280
  Other assets                                 11,637                                  11,505
  Allowance for loan losses                    (6,847)                                 (6,589)

            TOTAL ASSETS                    $ 771,964                               $ 764,452

Interest bearing liabilities:
  Demand deposits                             117,759         2,499           2.12%    93,674       1,418        1.51%
  Savings deposits                            189,464         5,176           2.73%   229,666       5,597        2.44%
  Time deposits under $100,000                268,144        14,213           5.30%   247,519      11,181        4.52%
  Time deposits over $100,000                  34,804         2,029           5.83%    22,765       1,027        4.51%
  Short-term borrowings                           985            60           6.13%       779          38        4.95%
  Other debt                                      415            36           8.55%
----------------------------------------------------------------------------------------------------------------------
            TOTAL INTEREST
            BEARING LIABILITIES               611,571        24,013           3.93%   594,403      19,261        3.24%
----------------------------------------------------------------------------------------------------------------------
Noninterest bearing liabilities
and Shareholders' equity:
  Demand deposits                              72,601                                  88,488
  Other liabilities                            11,077                                   9,403
  Shareholders' equity                         76,715                                  72,158
                                               ------                                  ------

            TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY            $ 771,964                               $ 764,452
                                            =========                               =========

            NET INTEREST INCOME             $  38,480                                           $  37,483
                                            =========                                           =========

            NET YIELD ON EARNING ASSETS                                       5.49%                              5.44%
                                                                              ====                               ====


(Wide table continued from above)


                                                          1993
                                        ----------------------------------------
                                            Average    Interest
                                             Amount      Earned         Yield or
                                        Outstanding     or Paid        Rate Paid
                                        -----------     -------        ---------
                                                   (Amounts in thousands)
Earning assets:
  Time deposits in other banks
  Federal funds sold                        $34,789   $   1,036             2.98%
  Other short-term investments               53,058       1,640             3.09%
  Investment securities:
    U. S. Treasury                           24,299       1,581             6.51%
    U. S. Government agencies
      and corporations                       95,593       5,275             5.52%
    States and political
      subdivisions                           23,170       1,084             6.41%
    Other                                     7,126         404             5.67%
  Loans                                     485,628      46,114             9.58%
---------------------------------------------------------------------------------
            TOTAL EARNING ASSETS            723,663      57,134             8.01%

Noninterest earning assets:
  Cash and due from banks                    32,030
  Premises and equipment                     20,189
  Other assets                               11,920
  Allowance for loan losses                  (6,097)

            TOTAL ASSETS                   $781,705

Interest bearing liabilities:
  Demand deposits                           100,799       2,316             2.30%
  Savings deposits                          233,095       6,428             2.76%
  Time deposits under $100,000              268,315      12,578             4.69%
  Time deposits over $100,000                24,943       1,060             4.25%
  Short-term borrowings                          38           1             3.43%
  Other debt                                  1,055          61             5.82%
---------------------------------------------------------------------------------
            TOTAL INTEREST
            BEARING LIABILITIES             628,245      22,444             3.57%
---------------------------------------------------------------------------------
Noninterest bearing liabilities
and Shareholders' equity:
  Demand deposits                            76,976
  Other liabilities                           8,885
  Shareholders' equity                       67,599
                                             ------

            TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY        $   781,705
                                        ===========

            NET INTEREST INCOME                     $    34,690
                                                    ===========

            NET YIELD ON EARNING ASSETS                                     4.91%
                                                                            ====


         All of the above percentages are computed on a fully taxable statutory rate of 34%.

         The average balance of Loans includes non-accrual loans.

         The table below sets forth a summary of the reasons for changes in interest earned and interest paid due to changes in volume and changes in rates for 1995 as compared with 1994. The change in interest due to both rate and volume has been allocated proportionally to change due to volume and to change due to rate.


                                                          INTEREST EARNED ON
                         ------------------------------------------------------------------------------------------
                                                            Other                                             Total
                          Time deposits      Federal   short-term     Taxable   Tax-exempt                  earning
                         in other banks   funds sold  investments   securities  securities       Loans       assets
                                                            (in thousands)
Increase (decrease) due to:
    Volume                       $   (7)      $  104      $ (200)      $ (637)      $ (423)      $3,040      $1,877
    Rate                              2          386          54          558          119        2,753       3,872

         Net Change              $   (5)      $  490      $ (146)      $  (79)      $ (304)      $5,793      $5,749




                                                           INTEREST PAID ON
                         --------------------------------------------------------------------------------------
                                                                                                     Total
                                  Demand      Savings          Time   Short-term        Other  interest bearing
                                deposits     deposits      deposits   borrowings         debt     liabilities
                                                                   (in thousands)
Increase (decrease) due to:
    Volume                       $   420      $(1,044)      $ 1,590      $    11      $    36      $ 1,013
    Rate                             661          623         2,444           11         --          3,739


         Net Change              $ 1,081      $  (421)      $ 4,034      $    22      $    36      $ 4,752




         The table below sets forth a summary of the reasons for changes in interest earned and interest paid due to changes in volume and changes in rates for 1994 as compared with 1993. The change in interest due to both rate and volume has been allocated proportionally to change due to volume and to change due to rate.


                                                          INTEREST EARNED ON
                         ---------------------------------------------------------------------------------------------------
                                                             Other                                                  Total
                             Time deposits      Federal    short-term      Taxable     Tax-exempt                  earning
                            in other banks   funds sold   investments    securities    securities       Loans       assets
                                                            (in thousands)
Increase (decrease) due to:
    Volume                       $     6      $  (588)      $(1,569)      $   225       $   635       $ 2,775       $ 1,484
    Rate                            --            267            85          (726)         (115)       (1,385)       (1,874)


         Net Change              $     6      $  (321)      $(1,484)      $  (501)      $   520       $ 1,390       $  (390)




                                                           INTEREST PAID ON
                         ---------------------------------------------------------------------------------------------
                                                                                                           Total
                                        Demand      Savings          Time    Short-term        Other  interest bearing
                                      deposits     deposits      deposits    borrowings         debt     liabilities
                                                                         (in thousands)
Increase (decrease) due to:
    Volume                            $  (153)      $   (94)      $(1,054)      $    36      $   (61)      $(1,326)
    Rate                                 (745)         (737)         (376)            1         --          (1,857)

                      Net Change      $  (898)      $  (831)      $(1,430)      $    37      $   (61)      $(3,183)




                              INVESTMENT PORTFOLIO



The following table sets forth the carrying amount of investment securities at the dates indicated:

                                                               December 31
                                                      1995         1994        1993
                                                            (in thousands)
    Available for Sale Securities:
           U.S. Treasury and government agencies    $ 75,525       $77,034
           Mortgage-backed                            34,455         3,456
           States and political subdivisions           1,295           385
           Other                                       3,919         3,898      $394

                                                    $115,194       $84,773      $394

      Held to Maturity Securities:
         U.S. Treasury and government agencies                     $ 4,218  $ 86,145
         Mortgage-backed                                            36,138    38,343
         States and political subdivisions           $24,537        35,565    36,824
         Other                                                                 3,236

                                                     $24,537       $75,921  $164,548

The table on the following page sets forth the maturities of investment securities at December 31, 1995, the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security) and the tax-equivalent adjustment used in calculating the yields.


                                                                      MATURITIES
                                                               (Amounts in   thousands)

                                                              After One But      After Five But
                                         Within One Year    Within Five Years    Within Ten Years    After Ten Years
Available for Sale Securities:
                                         Amount    Yield     Amount     Yield    Amount     Yield    Amount    Yield
    U.S. Treasury and U.S. Government
      agencies                          $16,781     5.62%   $58,530      5.64%   $  214      7.00%   $   -        - %
    Mortgage-backed                       4,325     6.29     24,140      5.76     1,331      6.87     4,659     6.53
    States and political subdivisions       878     6.81         99      5.00       217      8.83       101     8.01
    Other                                   102     8.80        532      7.73       -          -      3,285     1.49

Total Available for Sale Securities     $22,086     5.81%   $83,301      5.69%   $1,762      7.13%   $8,045     4.49%



     Tax-equivalent adjustment for
       calculation of yield                 $20                  $1                  $7                  $3


Held to Maturity Securities:

     States and political subdivisions  $ 6,296      6.07%   $15,737      5.86%   $1,699     8.56%   $  805     7.51%


Total Held to Maturity Securities       $ 6,296      6.07%   $15,737      5.86%   $1,699     8.56%   $  805     7.51%


     Tax-equivalent adjustment for
       calculation of yield                $130                 $314                 $49                $21


Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 34 percent.


LOAN PORTFOLIO

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan.

                                                  December 31
                               1995       1994       1993       1992       1991
                                               (in thousands)
Commercial, financial, and
  agricultural               $246,134   $248,785   $230,924   $201,086   $189,721
Real estate-construction       10,095      9,175      8,521      9,289      6,885
Real estate-mortgage          191,066    175,923    166,852    172,079    176,678
Consumer                      113,596    106,958     96,667     97,204    102,814

                             $560,891   $540,841   $502,964   $479,658   $476,098


The following table shows the amounts of loans (excluding real estate mortgages and consumer loans) outstanding as of December 31, 1995, which, based on remaining scheduled repayments of principal, are due in the periods indicated.

                                           MATURING
                             Within      After One But       After
                            One Year   Within Five Years   Five Years    Total
                                               (in thousands)
Commercial, financial, and
  agricultural               $16,041        $166,352         $63,741     $246,134
Real estate-construction       7,750           1,857             488       10,095

                             $23,791        $168,209         $64,229     $256,229


Included in the loans which are due after one year are $108,707,000 of loans with floating or adjustable interest rates. All other loans have fixed interest rates.


Nonaccrual, Past Due and Restructured Loans

The following table summarizes the Company's nonaccrual, past due and restructured loans:


                                         December 31
                         1995      1994      1993      1992      1991
                                       (in thousands)
Nonaccrual loans        $2,061    $2,374    $2,445    $2,651    $3,260

Accruing loans past
  due 90 days or more      915       830       962     1,059     1,546

Restructured loans         694       592       222       255       205


The 1995 nonaccrual loan amount includes $1,359,000 for loans considered impaired under Financial Accounting Standards Board Statement 114. This statement was adopted in 1995 and is explained on page 25 of the annual stockholders report for the year ended December 31, 1995 which is incorporated herein by reference.

Additional information with respect to nonaccrual and restructured loans for the two years ended December 31, 1995 is as follows:


                                                          1995           1994
                                                            (in thousands)
           Gross interest income that would have been
           recorded if the loans had been current
           in accordance with their original terms        $261           $184

           Interest income that was included in net
           income                                           73            100


Potential Problem Loans

Loans not past due but about which management has doubt as to the ability of the borrowers to comply with present repayment terms amounted to $12,321,000 at December 31, 1995, as detailed below. Management feels that the degree of risk associated with these loans is not significant enough to require them to be placed on a nonaccrual basis. These loans are subject to constant management attention and their classification is reviewed at least quarterly.

                                        Potential
                                         Problem      $ Amount
                                          Loans     Collateralized
                                              (in thousands)
         Commercial                      $10,395        $10,166
         Real estate - construction          -              -
         Real estate - mortgage            1,780          1,750
         Consumer                            146            122

                                         $12,321        $12,038

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Company's loan loss experience for the five years ended December 31, 1995.


                                    1995     1994     1993     1992     1991
                                                 (in thousands)
Balance of allowance for
  loan losses at beginning
  of period                        $6,701   $6,553   $5,868   $6,065   $6,108

Loans charged-off:
  Commercial, financial, and
    agricultural                      409      691      131      831    1,097
  Real estate-construction             -        -        -        -        -
  Real estate-mortgage                125       93      107      161      189
  Consumer                            411      485      588      817      968


    Total loans charged-off           945    1,269      826    1,809    2,254


Recoveries of loans previously
  charged-off:
  Commercial, financial, and
    agricultural                       79      106      162       84       89
  Real estate-construction             -        -        -       -        -
  Real estate-mortgage                 21       28       31       21       33
  Consumer                            150      162      159      192      174


    Total recoveries                  250      296      352      297      296


Net loans charged-off                 695      973      474    1,512    1,958


Additions to allowance charged
  to expense*                       1,583    1,121    1,159    1,315    1,915


Balance at end of period           $7,589   $6,701   $6,553   $5,868   $6,065

Ratio of net charge-offs
during period to average
  loans outstanding                   .13%     .19%     .10%     .32%     .42%


         * Management reviews the loan portfolios on a regular quarterly basis to determine the adequacy of the allowance for loan losses and to ensure that a proper provision for loan losses is being recognized. The amount charged to expense by each member bank is based on several factors, including the following: (a) analytical reviews of loan loss experience, by major loan category, in relation to loans outstanding to determine the minimum allowance for loan losses required for performing loans; (b) continuing reviews of problem or nonperforming loans and overall portfolio quality; (c) assumptions with respect to current and expected economic conditions and (d) the exercise of management judgment.


The following table shows an allocation of the allowance for loan losses at each of the five dates indicated:


                     December 31, 1995         December 31, 1994         December 31, 1993
                             Percent of                Percent of                 Percent of
                           Type of Loans             Type of Loans               Type of Loans
                 Allowance to Total Loans  Allowance to Total Loans  Allowance  to Total Loans
                                                                   (Amounts in thousands)
Commercial,
  financial and
  agricultural     $2,228       43.9%         $2,127       46.0%         $1,940      45.9%
Real estate-
  construction        -          1.8             -          1.7             -         1.7
Real estate-
  mortgage            439       34.1             470       32.5             208      33.2
Consumer              973       20.2             985       19.8           1,036      19.2
Not allocated       3,949        n/a           3,119        n/a           3,369       n/a

                   $7,589      100.0%         $6,701      100.0%         $6,553     100.0%



(Wide table continued from above)


                    December 31, 1992         December 31, 1991
                            Percent of                  Percent of
                           Type of Loans               Type of Loans
                 Allowance to Total Loans   Allowance  to Total Loans
                             (Amounts in thousands)
Commercial,
  financial and
  agricultural     $1,633       41.9%        $1,529      39.9%
Real estate-
  construction         14        1.9             13       1.4
Real estate-
  mortgage            747       35.9            790      37.1
Consumer              810       20.3            850      21.6
Not allocated       2,664        n/a          2,883       n/a

                   $5,868      100.0%        $6,065     100.0%


The above allocation is based on estimates and subjective judgment and is not necessarily indicative of the specific amounts on loan categories in which losses may ultimately occur, nor does it necessarily reflect actual historical charge-off experience.


REGULATORY CAPITAL RATIOS

Capital adequacy regulations require minimum capital ratios. As summarized below, the Company's capital ratios at December 31 were well in excess of the regulatory minimum, as well as the levels for well capitalized institutions.

                         The Company             Regulatory Requirements
                   1995      1994     1993     Well Capitalized    Minimum
Leverage           10.46%     9.88%    9.05%          5.0%            4.0%
Tier 1             14.31     13.73    13.43           6.0             4.0
Tier 1 + Tier 2    15.56     14.94    14.68          10.0             8.0


RETURN ON EQUITY AND ASSETS

The "Statistical Summary" on page 12 of the annual stockholders report for the year ended December 31, 1995 is incorporated herein by reference.


ITEM 2.  PROPERTIES

The Company owns seven member banks and one nonbank subsidiary, and has a total of 33 banking offices, all of which are located in the Upper Peninsula of Michigan. The Company owns 28 and leases 5 of these banking offices. The Company also owns all 29 of its ATMs. The owned properties are unencumbered. Five of the leases can be terminated or renewed at no longer than five-year intervals at the lessees' option, with the other lease having a ten-year term and none of these being materially significant to their businesses.

The Company also owns its item processing center in Kingsford, Michigan. This is a noncustomer facility that was constructed during 1994 and is the site for consolidated processing and operational functions. The executive offices of the Company are located in office space owned by and leased annually from the MFC First National Bank, Marquette, Michigan. The Company considers all of its facilities to be well maintained and in generally good operating condition and suitable for the purposes for which they are intended.


ITEM 3.  LEGAL PROCEEDINGS

The Company, its member banks and its insurance subsidiary are not involved in any litigation other than ordinary routine litigation incidental to the business conducted by the banks. None of the litigation is expected to result in adverse judgments materially affecting the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                               EXECUTIVE OFFICERS
                                OF THE REGISTRANT

Pursuant to instruction G(3), the following information is included as an unnumbered Item in Part I of this report in lieu of being included in the proxy statement for the annual stockholders' meeting to be held on April 30, 1996.

The executive officers of the Company are as follows:

           Name                    Age                    Position
Howard L. Cohodas              51             Chairman and President
Kenneth F. Beck                58             Senior Vice President, Treasurer
                                                and Secretary
Ward L. Rantala                44             Vice President - Human Resources

Howard L. Cohodas has been Chairman and President of the Company since prior to March, 1991.

Kenneth F. Beck has been Senior Vice President, Treasurer and Secretary of the Company since prior to March, 1991.

Ward L. Rantala has been Vice President - Human Resources of the Company since prior to March, 1991.

Terms of office for the executive officers expire April 30, 1996, the scheduled date of the annual reorganizational meeting of the Company. The officers serve at the pleasure of the Board of Directors.


                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

The "Market Price and Dividend Information" on page 40 of the annual stockholders report for the year ended December 31, 1995 is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

The "Consolidated Selected Financial Data" on page 12 of the annual stockholders report for the year ended December 31, 1995 is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 19 of the annual stockholders report for the year ended December 31, 1995 is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements included on pages 20 through 36 of the annual stockholders report for the year ended December 31, 1995, are incorporated herein by reference.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

The information contained on pages 1 and 2 of the Company's Proxy Statement dated March 22, 1996, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.


ITEM 11.  EXECUTIVE COMPENSATION

The information contained on page 3 of the Company's Proxy Statement dated March 22, 1996, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained on pages 7 and 8 of the Company's Proxy Statement dated March 22, 1996, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on page 6 of the Company's Proxy Statement dated March 22, 1996, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Financial Statement Schedules.

          The following documents are filed as a part of this report:

          (1) Financial Statements as required by Item 8 of this Form incorporated by reference herein from the 1995 annual report to stockholders attached hereto as Exhibit 13:

                Item                          Location

                Consolidated Balance Sheets   Annual report under the caption
                                              "Consolidated Balance Sheets."


                Consolidated Statements of
                Income                        Annual report under the caption
                                              "Consolidated Statements of
                                               Income."

                Consolidated Statements of
                Cash Flows                    Annual report under the caption
                                              "Consolidated Statements of Cash
                                              Flows."

                Consolidated Statements of
                Shareholders' Equity          Annual report under the caption
                                              "Consolidated Statements of
                                              Changes in Stockholders' Equity."

                Notes to Consolidated
                Financial Statements          Annual report under the caption
                                              "Notes to Consolidated Financial
                                              Statements."

                Report of Independent
                Accountants                   Annual report under the caption
                                              "Report of Independent Auditors."

          (3)  Listing of exhibits

               (10) Material contracts - executive incentive plan

               (13) Incorporated portions from the annual report to security holders

               (21) Subsidiaries of the registrant

               (23) Consent of independent auditors

               (24) Power of attorney

               (27) Financial data schedule

         (b)  No reports on Form 8-K were filed in the fourth quarter of 1995.

         (c)  Exhibits

               (10) Material contracts--A description of the Company's executive incentive plan is filed as Exhibit 10 to the Company's Report on Form 10-K for 1993 filed with the Commission on March 25, 1994 and incorporated herein by this reference.

               (13) Annual report to security holders--Incorporated portions from the Company's annual stockholders report for the year ended December 31, 1995 are filed as Exhibit 13 at page 22 of this report.

               (21) Subsidiaries of the registrant--The information required for this Exhibit is included in Item 1, page 2, of this report.

               (23) Consent of independent auditors--The consent of independent auditors is filed as Exhibit 23 at page 23 of this report.

               (24) Power of attorney--Powers of attorney from those directors whose names appear on pages 19 and 20 hereof followed by an asterisk are filed as Exhibit 24 at page 24 of this report.

               (27) Financial data schedule--The required financial data
                    schedule is filed as Exhibit 27 at page 25 of this report.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 1996.


                               MICHIGAN FINANCIAL CORPORATION
                                       (Registrant)


                               By:  /s/ KENNETH F. BECK
                                    KENNETH F. BECK, Senior Vice President
                                    Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 1996.


          Signature                                Title

                                       Howard L. Cohodas
/s/ HOWARD L. COHODAS                  Chairman, President (Principal
                                       Executive Officer) and Director



                                       Kenneth F. Beck
/s/ KENNETH F. BECK                    Senior Vice President (Principal
                                       Financial and Accounting Officer),
                                       Treasurer, Secretary and Director



                                       Alfred J. Angeli
/s/ ALFRED J. ANGELI                *  Director



                                       Gary L. Butryn
/s/ GARY L. BUTRYN                  *  Director



                                       Willard M. Carne
/s/ WILLARD M. CARNE                 * Director



                                       Willard L. Cohodas
/s/ WILLARD L. COHODAS               * Director



                                       Clarence R. Fisher
/s/ CLARENCE R. FISHER               * Director



                                       Hugh C. Higley, Jr.
/s/ HUGH C. HIGLEY, JR               * Director



                                       David Holli
/s/ DAVID HOLLI                     *  Director



                                       Daniel H. Lori
/s/ DANIEL H. LORI                   * Director



                                       Fred M. Saigh
/s/ FRED M. SAIGH                    * Director



                                       James L. Smith
/s/ JAMES L. SMITH                   * Director



    *By Kenneth F. Beck as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which powers of Attorney have been filed with the Securities and Exchange Commission.


                                INDEX TO EXHIBITS


Exhibit No.       Description                           Page

        13       Incorporated portions from the
                     annual stockholders report
                     for the year ended
                     December 31, 1995                    22

        23       Consent of independent auditors          23

        24       Power of attorney                        24

        27       Financial data schedule                  25