Form 10-Q
period 1996-03-31
MICHIGAN FINANCIAL CORP
filed 1996-05-02
CIK 65637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           CLASS                            Outstanding as of April 29, 1996
- -----------------------------               --------------------------------
Common Stock, no par value                               5,598,267
- -----------------------------               --------------------------------


PART I.  FINANCIAL INFORMATION

      MICHIGAN FINANCIAL CORPORATION, MEMBER BANKS AND INSURANCE SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                   March 31,   December 31,   March 31,
                                                     1996         1995          1995
                                                   ---------    ---------    ---------
                                                         (dollars in thousands)
ASSETS

  Cash and due from banks                          $  29,507    $  32,143    $  30,698

  Short-term investments:
    Federal funds sold                                26,810       17,350       15,525
    Money market investments                             282          297          182
                                                   ---------    ---------    ---------
                                                      27,092       17,647       15,707

  Investment securities:
    Available for sale                               108,488      115,194       80,625
    Held to maturity                                  24,471       24,537       74,532

  Loans                                              559,083      560,891      537,917
  Allowance for loan losses                           (7,669)      (7,589)      (6,760)
                                                   ---------    ---------    ---------
                                     NET LOANS       551,414      553,302      531,157

  Premises and equipment                              23,053       22,857       22,860
  Accrued interest receivable                          5,568        5,779        5,356
  Other assets                                         7,173        6,857        8,049
                                                   ---------    ---------    ---------
                                                   $ 776,766    $ 778,316    $ 768,984
                                                   =========    =========    =========
LIABILITIES
  Domestic deposits:
   Noninterest bearing                             $  63,414    $  70,790    $  74,371
   Interest bearing                                  620,320      616,364      607,421
                                                   ---------    ---------    ---------
                                TOTAL DEPOSITS       683,734      687,154      681,792

  Short-term borrowing                                 1,000
  Accrued interest payable                             3,182        2,836        2,816
  Other liabilities                                    7,993        7,341        8,068
                                                   ---------    ---------    ---------
                             TOTAL LIABILITIES       694,909      697,331      693,676

STOCKHOLDERS' EQUITY
  Common stock, no par value:
    Authorized shares - 10,000,000
    Shares issued and outstanding - 5,598,267         18,555       18,555       18,555
  Retained earnings                                   63,987       62,575       58,284
  Securities valuation                                  (685)        (145)      (1,531)
                                                   ---------    ---------    ---------
                    TOTAL STOCKHOLDERS' EQUITY        81,857       80,985       75,308
                                                   ---------    ---------    ---------
                                                   $ 776,766    $ 778,316    $ 768,984
                                                   =========    =========    =========


See notes to consolidated financial statements.



      MICHIGAN FINANCIAL CORPORATION, MEMBER BANKS AND INSURANCE SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                     Three months ended
                                                           March 31
                                                   1996                1995
                                                  -------             -------
                                           (in thousands, except per share data)
Interest income:
  Loans, including fees                           $13,481             $12,704
  Short-term investments                              338                 121
  Investment securities:
    Taxable                                         1,583               1,764
    Tax-exempt                                        286                 383
                                                  -------             -------
                       TOTAL INTEREST INCOME       15,688              14,972
Interest expense:
  Deposits                                          6,153               5,422
  Borrowings                                                               60
                                                  -------             -------
                      TOTAL INTEREST EXPENSE        6,153               5,482
                                                  -------             -------
                         NET INTEREST INCOME        9,535               9,490

Provision for loan losses                             200                 220
                                                  -------             -------
                   NET INTEREST INCOME AFTER
                   PROVISION FOR LOAN LOSSES        9,335               9,270

Noninterest income:
  Trust department income                             995                 879
  Fees for other customer services                    730                 640
  Net gains on sale of loans                           57                  28
  Other                                               398                 324
  Investment securities losses                                            (40)
                                                  -------             -------
                                                    2,180               1,831
                                                  -------             -------
                                                   11,515              11,101
Noninterest expenses:
  Salaries and employee benefits                    4,547               4,384
  Net occupancy                                       647                 616
  Furniture and equipment                             411                 440
  Data processing                                     343                 362
  Advertising                                         308                 245
  FDIC premiums                                         6                 383
  Other                                             1,988               1,943
                                                  -------             -------
                                                    8,250               8,373
                                                  -------             -------

Income before income tax expense                    3,265               2,728
Income tax expense                                    929                 746
                                                  -------             -------
                                  NET INCOME      $ 2,336             $ 1,982
                                                  =======             =======


         WEIGHTED AVERAGE SHARES OUTSTANDING        5,598               5,598

Per share data:
  Net income                                      $   .42             $   .35
                                                  =======             =======
  Dividends paid                                  $  .165             $  .145
                                                  =======             =======


See notes to consolidated financial statements.



      MICHIGAN FINANCIAL CORPORATION, MEMBER BANKS AND INSURANCE SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                           Three months ended
                                                                March 31
                                                           1996           1995
                                                          -------       -------
                                                             (in thousands)
OPERATING ACTIVITIES
  Net income                                              $ 2,336       $ 1,982
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Origination of mortgage loans held for sale       (10,155)       (4,172)
        Proceeds from sale of mortgage loans held
          for sale                                          9,680         3,902
        Depreciation and amortization                         440           435
        Increase in interest payable                          346           590
        Provision for loan losses                             200           220
        Decrease (increase) in interest receivable            211          (192)
        Amortization of investment securities premium          59            60
        Realized gain on sale of loans                        (57)          (28)
        Realized investment securities losses                                40
        Other                                                 613           513
                                                          -------       -------

              NET CASH PROVIDED BY OPERATING ACTIVITIES     3,673         3,350

INVESTING ACTIVITIES
  Proceeds from maturities of available for sale
    securities                                             17,699            26
  Purchases of available for sale securities              (12,191)       (1,501)
  Net increase in short-term investments                   (9,445)      (11,148)
  Net decrease in loans                                     2,220         3,061
  Purchases of premises and equipment                        (640)         (605)
  Proceeds from maturities of held to maturity
    securities                                                374         1,880
  Proceeds from sale of premises and equipment                 18            19
  Proceeds from sale of available for sale
    securities                                                            6,459
                                                          -------       -------
       NET CASH USED BY INVESTING ACTIVITIES               (1,965)       (1,809)

FINANCING ACTIVITIES
  Net decrease in deposits                                 (3,420)       (3,410)
  Cash dividends                                             (924)         (811)
  Increase in short-term borrowing                                        1,000
                                                          -------       -------

       NET CASH USED BY FINANCING ACTIVITIES               (4,344)       (3,221)
                                                          -------       -------
         DECREASE IN CASH AND DUE FROM BANKS               (2,636)       (1,680)

Cash and due from banks at beginning of year               32,143        32,378
                                                          -------       -------
               CASH AND DUE FROM BANKS AT END OF PERIOD   $29,507       $30,698
                                                          =======       =======

See notes to consolidated financial statements.



      MICHIGAN FINANCIAL CORPORATION, MEMBER BANKS AND INSURANCE SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the three month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


NOTE B - ACCOUNTING CHANGES

Effective January 1, 1996, the Company adopted Financial Accounting Standards Board Statement 122, "Accounting for Mortgage Servicing Rights." This statement requires that separate assets be recognized for the rights to service mortgage loans for others, however those rights are acquired. The adoption of Statement 122 has not had a material impact on the Company's financial position or results of operations. Management believes that operating results will be positively impacted by the adoption of this statement but the eventual results will depend on loan sale volumes.

A comparison of the carrying amount and approximate market value follows:

                                 March 31, 1996            December 31, 1995
                             -----------------------    -----------------------
                             Amortized   Approximate    Amortized   Approximate
                               Cost     Market Value      Cost     Market Value
                             --------     --------      --------     --------
                                               (in thousands)
Available for Sale

U.S. Treasury and
  government agencies        $ 70,566     $ 69,913      $ 75,607     $ 75,525
State and political
  subdivisions                    990          978         1,298        1,295
Mortgage-backed securities     34,097       33,689        34,622       34,455
Other securities                3,889        3,908         3,889        3,919
                             --------     --------      --------     --------
                      TOTAL  $109,542     $108,488      $115,416     $115,194
                             ========     ========      ========     ========

Held to Maturity

State and political
  subdivisions                $24,471      $24,364       $24,537      $24,269
                             ========     ========      ========     ========




NOTE D - RECLASSIFICATIONS

Certain amounts in 1995 have been reclassified to conform with the classifications in 1996.



      MICHIGAN FINANCIAL CORPORATION, MEMBER BANKS AND INSURANCE SUBSIDIARY

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

                                                 Change from December 31, 1995
                                                        to March 31, 1996
                                                 ------------------------------
                                                  Amount of         Percent
                                                   Increase         Increase
                                                  (Decrease)       (Decrease)
                                                   --------         --------
Funding sources:
  Deposits                                         $ (3,420)             (.5)%
  Other sources, net                                  4,405             18.7
                                                   --------
                                                   $    985               .1%
                                                   ========         ========
Funding uses:
  Loans                                            $ (1,688)             (.3)%
  Investment securities                              (6,772)            (4.8)
  Short-term investments                              9,445             53.5
                                                   --------
          Total uses                               $    985               .1%
                                                   ========         ========

Aggregate deposits, the primary source of funds, decreased by $3,420 or .5% during the first quarter of 1996. Experience was mixed within the deposit category, as shown below:
                                             Increase
                                            (Decrease)       Percent
                                            ----------       -------
      Demand                                 $(7,376)         (10.4)%
      Savings                                    856             .3
      Time-retail                                623             .2
      Time-jumbo                               2,477            6.9
                                             -------
                                             $(3,420)           (.5)%
                                             =======         =======

As a result, total deposit levels at March 31, 1996 showed a slight decrease from the end of 1995.

The loan portfolio decreased slightly by .3% during the first quarter of 1996. The commercial and real estate mortgage loan areas both decreased slightly during the period while installment loans remained virtually level.

For liquidity purposes the excess funds generated during the period were mainly placed in short-term investments.

In addition to the above trends in the sources and uses of funds, the Company services loans for outside agencies, primarily the Federal Home Loan Mortgage Corporation ("Freddie Mac"). At March 31, 1996 the volume of Freddie Mac loans sold with servicing being retained was $202 million. The comparable figure for 1995 was $193 million. The ability of the Company to sell these loans enables it to more effectively manage its funding operations.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1996 there were no significant changes with respect to the capital resources of the Company. Management feels that the liquidity position of the Company as of March 31, 1996 is much more than adequate to meet its future cash flow needs. Management also closely monitors capital levels to provide for normal business needs and to comply with regulatory requirements. As summarized below, the Company's capital ratios were well in excess of the regulatory requirements for classification as "Well Capitalized":

                             Regulatory
                             Minimum for              March 31,
                         "Well Capitalized"        1996     1995
                         ------------------        ----     ----
Total capital                  10.0%              15.83%   15.18%
Tier I capital                  6.0               14.58    13.95
Tier I leverage ratio           5.0               10.62    10.02


RESULTS OF OPERATIONS

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below in thousands of dollars, and as a percent.

                                          Comparison of
                                      -----------------------
                                        Three months ended
                                      March 31, 1996 and 1995
                                      -----------------------
                                         Increase(Decrease)

Interest income                           $716      4.8%
Interest expense                           671     12.2
                                        ------
Net interest income                         45       .5
Provision for loan losses                  (20)    (9.1)
                                        ------
Net interest income after
 provision for loan losses                  65       .7
Noninterest income                         349     19.1
Noninterest expenses                      (123)    (1.5)
                                        ------
Income before income tax expense           537     19.7
Income tax expense                         183     24.5
                                        ------
      Net income                          $354     17.9%
                                        ======   ======

Net Interest Income

The modest increase in net interest income during the first quarter of 1996 was due to the fact that while both the interest income and the interest expense increased from the first quarter in 1995 the interest income increased more. The increase in the loan to deposit ratio to 81.8% at March 31, 1996 from 78.9% at March 31, 1995 also contributed to the increase in net interest income. The Company continues its ongoing process to match liabilities and assets for rate sensitivity. Net interest income performance in future periods will be primarily dependent upon general interest rate developments.

Provision for Loan Losses

The loan loss provision decreased during the first three months of 1996 due to lower loan charge-offs at the member bank level. This lower loan loss provision still allowed for an increase to the allowance for loan losses of $80,000 or 1.1% during the quarter. Net loan charge-offs for the quarter amounted to $120,000, down from the amount of $161,000 for the comparable period in 1995. On an annualized basis these charge-offs amounted to .09% of average loans outstanding. This is a relatively low level on an internal historical basis as well as in comparison to peer groups.

Expressed as a percent of outstanding loans the allowance increased from 1.35% at year end 1995 to 1.37% at March 31, 1996. The allowance level will not necessarily be maintained at this level during future periods as the amounts provided during any given period are dependent upon management's ongoing review process and assessment of the perceived loss exposure in the then outstanding loan portfolio.

Nonperforming loans continue at low levels, although they did increase in the first quarter of 1996 by $491,000 or 13.4%. Total nonperforming assets, which include other real estate, also continue at low levels despite an increase of $1,535,000 or 33.0% from December 31, 1995. The table below presents a comparison of nonperformings.

                                      March 31,        December 31,
                                       1996                1995
                                     -------              -------
                                            (in thousands)
     Nonaccrual loans                 $2,224               $2,061
     Loans past due
      90 days or more                  1,252                  915
     Restructured loans                  685                  694
                                     -------              -------
       Total nonperforming loans       4,161                3,670
     Other real estate                 2,030                  986
                                     -------              -------
       Total nonperforming assets     $6,191               $4,656
                                     =======              =======
     Nonperforming loans
      as a % of total loans             .74%                 .65%
                                     =======              =======
     Nonperforming assets
      as a % of total assets            .80%                 .60%
                                     =======              =======

On a percentage basis, the allowance for loan losses decreased from 206.8% of nonperforming loans at the end of 1995 to 184.3% at March 31, 1996. Management intends to continue in its efforts toward maintaining the high quality of the loan portfolio.

Noninterest Expenses

The decrease in noninterest expenses resulted from changes in its major components as set forth below, indicative of the normal effects of inflation as well as the growth of the organization. The primary reason for the overall decrease in noninterest expenses is the substantial decrease in FDIC premium expense of $377,000 from the first quarter of 1995 to the comparable period in 1996. The major components of other expenses increased (decreased) as follows:

                                               Three months
                                                  ended
                                              March 31, 1996
                                              --------------
       Salaries and employee benefits               3.7%
       Occupancy, furniture and equipment            .2
       Data processing                             (5.2)
       FDIC premiums                                NMF
       Advertising                                 25.7
       Other                                        2.3

The advertising increase is due to expanded marketing programs, including MFC2000, a new strategic plan which will be introduced later this year. This increase in advertising can be expected to continue throughout 1996.

Applicable Income Tax

Applicable income tax expense is based on income, less that portion which is exempt from federal taxation, taxed at the statutory federal income tax rate of 35%. The provision is further reduced by other smaller items. The increase in the 1996 income tax provision reported herein for the first quarter was mostly due to the increase in pre-tax income of the Company for the first quarter 1996.




PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1996




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Michigan Financial Corporation
                                                    (Registrant)

Dated:  April 29, 1996                     /s/ HOWARD L. COHODAS
                                           Howard L. Cohodas, Chairman
                                             & President
                                             (Chief Executive Officer)



Dated:  April 29, 1996                     /s/ KENNETH F. BECK
                                           Kenneth F. Beck, Senior Vice
                                             President, Treasurer & Secretary
                                             (Chief Financial Officer and
                                             Chief Accounting Officer)