Form 10-Q
period 1996-06-30
MICHIGAN FINANCIAL CORP
filed 1996-08-02
CIK 65637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June30,1996

                                       OR

[X]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from        to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days   YES  _X_  No___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          CLASS                                  Outstanding as of July 30, 1996
Common Stock, no par value                                   5,598,267


PART I.  FINANCIAL INFORMATION

      MICHIGAN FINANCIAL CORPORATION, MEMBER BANKS AND INSURANCE SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                     June 30,   December 31,   June 30,
                                                       1996         1995          1995
                                                    ---------    ---------    ---------
                                                        (dollars in thousands)
ASSETS
  Cash and due from banks                           $  30,238    $  32,143    $  33,713

  Short-term investments:
    Federal funds sold                                 17,350       17,350       23,350
    Money market investments                              260          297          267
                                                    ---------    ---------    ---------
                                                       17,610       17,647       23,617
    Investment securities:
        Available for sale                            112,874      115,194       78,467
        Held to maturity                               20,483       24,537       64,880

    Loans                                             568,904      560,891      548,714
    Allowance for loan losses                          (7,786)      (7,589)      (6,844)
                                                    ---------    ---------    ---------
               NET LOANS                              561,118      553,302      541,870

    Premises and equipment                             23,666       22,857       22,868
    Accrued interest receivable                         5,575        5,779        5,337
    Other assets                                        8,860        6,857        6,962
                                                    ---------    ---------    ---------

                                                    $ 780,424    $ 778,316    $ 777,714
                                                    =========    =========    =========
LIABILITIES
    Domestic deposits:
      Noninterest bearing                           $  68,402    $  70,790    $  68,521
      Interest bearing                                618,785      616,364      619,959

               TOTAL DEPOSITS                         687,187      687,154      688,480

    Short-term borrowing                                  667
    Accrued interest payable                            2,736        2,836        2,726
    Other liabilities                                   7,943        7,341        8,360
                                                    ---------    ---------    ---------
               TOTAL LIABILITIES                      697,866      697,331      700,233

STOCKHOLDERS' EQUITY Common stock, no par value:
        Authorized shares - 10,000,000
        Shares issued and outstanding - 5,598,267      18,555       18,555       18,555
    Retained earnings                                  65,408       62,575       59,479
    Securities valuation                               (1,405)        (145)        (553)
                                                    ---------    ---------    ---------
               TOTAL STOCKHOLDERS' EQUITY              82,558       80,985       77,481
                                                    ---------    ---------    ---------

                                                    $ 780,424    $ 778,316    $ 777,714
                                                    =========    =========    =========


See notes to consolidated financial statements



      MICHIGAN FINANCIAL CORPORATION, MEMBER BANKS AND INSURANCE SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                    Three months ended        Six months ended
                                                          June 30                 June 30
                                                     1996        1995        1996         1995
                                                   --------    --------    --------    --------
                                                      (in thousands, except per share data)
Interest income:
    Loans, including fees                          $ 13,567    $ 13,182    $ 27,048    $ 25,886
    Short-term investments                              280         295         618         416
    Investment securities:
        Taxable                                       1,642       1,665       3,225       3,429
        Tax-exempt                                      247         326         533         709
                                                   --------    --------    --------    --------
               TOTAL INTEREST INCOME                 15,736      15,468      31,424      30,440
Interest expense:
    Deposits                                          6,083       6,020      12,236      11,442
    Borrowings                                            1          19           1          79
                                                   --------    --------    --------    --------
               TOTAL INTEREST EXPENSE                 6,084       6,039      12,237      11,521
               NET INTEREST INCOME                    9,652       9,429      19,187      18,919

Provision for loan losses                               330         307         530         527
                                                   --------    --------    --------    --------
               NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES              9,322       9,122      18,657      18,392

Noninterest income:
    Trust department income                           1,002         893       1,997       1,772
    Fees for other customer services                    801         720       1,531       1,360
    Net gains on sale of loans                           44          36         101          64
    Other                                               426         405         824         729
    Investment securities losses                        (13)        (13)        (40)
                                                   --------    --------    --------    --------
                                                      2,260       2,054       4,440       3,885
                                                   --------    --------    --------    --------

                                                     11,582      11,176      23,097      22,277
Noninterest expenses:
    Salaries and employee benefits                    4,508       4,531       9,055       8,915
    Net occupancy                                       646         601       1,293       1,217
    Furniture and equipment                             406         398         817         838
    Advertising                                         418         265         726         510
    Data processing                                     363         347         706         709
    FDIC premiums                                         3         383           9         766
    Other                                             1,787       1,826       3,775       3,769
                                                   --------    --------    --------    --------
                                                      8,131       8,351      16,381      16,724
                                                   --------    --------    --------    --------

Income before income tax expense                      3,451       2,825       6,716       5,553
Income tax expense                                    1,050         818       1,979       1,564
                                                   --------    --------    --------    --------
               NET INCOME                          $  2,401    $  2,007    $  4,737    $  3,989
                                                   ========    ========    ========    ========

             WEIGHTED AVERAGE SHARES OUTSTANDING      5,598       5,598       5,598       5,598

Per share data:
  Net income                                       $    .43    $    .36    $    .85    $    .71
                                                   ========    ========    ========    ========
  Dividends paid                                   $   .175    $   .145    $    .34    $    .29
                                                   ========    ========    ========    ========

See notes to consolidated financial statements.



      MICHIGAN FINANCIAL CORPORATION, MEMBER BANKS AND INSURANCE SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Six months ended
                                                                         June 30
                                                                     1996       1995
                                                                      (in thousands)
                                                                  --------    --------
OPERATING ACTIVITIES
    Net income                                                    $  4,737    $  3,989
    Adjustments to reconcile net income to net
         cash provided by operating activities:
               Origination of mortgage loans held for sale         (21,375)    (12,877)
               Proceeds from sale of mortgage loans held
                  for sale                                          20,900      11,636
               Depreciation and amortization                           898         875
               Provision for loan losses                               530         527
               (Increase) decrease in interest receivable              204        (173)
               Amortization of investment securities premium           107         156
               Realized gain on sale of loans                         (101)        (64)
               Increase (decrease) in interest payable                (100)        500
               Realized investment securities losses                    13          40
               Other                                                  (756)      1,375
                                                                  --------    --------

                    NET CASH PROVIDED BY OPERATING ACTIVITIES        5,057       5,984

INVESTING ACTIVITIES

    Purchases of available for sale securities                     (27,032)     (1,501)
    Proceeds from maturities of available for sale
        securities                                                  25,503       3,570
    Net increase in loans                                           (7,770)     (6,952)
    Proceeds from maturities of held to maturity
        securities                                                   4,362      11,532
    Purchases of premises and equipment                             (1,697)     (1,039)
    Proceeds from sale of available for sale
        securities                                                   1,487       6,459
    Net (increase) decrease in short-term investments                   37     (19,058)
    Proceeds from sale of premises and equipment                        19          18
                                                                  --------    --------

               NET CASH USED BY INVESTING ACTIVITIES                (5,091)     (6,971)

FINANCING ACTIVITIES
    Cash dividends                                                  (1,904)     (1,623)
    Net increase in deposits                                            33       3,278
    Increase in short-term borrowing                                               667
                                                                  --------    --------

               NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES     (1,871)      2,322
                                                                  --------    --------

                INCREASE (DECREASE) IN CASH AND DUE FROM BANKS      (1,905)      1,335

Cash and due from banks at beginning of year                        32,143      32,378
                                                                  --------    --------

                    CASH AND DUE FROM BANKS AT END OF PERIOD      $ 30,238    $ 33,713
                                                                  ========    ========

See notes to consolidated financial statements



      MICHIGAN FINANCIAL CORPORATION, MEMBER BANKS AND INSURANCE SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the three and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


NOTE B - ACCOUNTING CHANGES

Effective January 1, 1996, the Company adopted Financial Accounting Standards Board Statement 122, Accounting for Mortgage Servicing Rights." This statement requires that separate assets be recognized for the rights to service mortgage loans for others, however those rights are acquired. The adoption of Statement 122 has not had a material impact on the Company's financial position or results of operations. Management believes that operating results will be positively impacted by the adoption of this statement but the eventual results will depend on loan sale volumes.



NOTE C - INVESTMENT SECURITIES

A comparison of the carrying amount and approximate market value follows:

                                  June 30, 1996                  December 31, 1995
                             -------------------------      --------------------------
                             Amortized     Approximate      Amortized      Approximate
                               Cost        Market Value        Cost        Market Value
                             ---------     -----------      ---------      -----------
                                                 (in thousands)
Available for Sale

U.S. Treasury and
    government agencies      $ 77,927        $ 76,606        $ 75,607        $ 75,525
State and political
    subdivisions                  990             979           1,298           1,295
Mortgage-backed securities     32,151          31,328          34,622          34,455
Other securities                3,962           3,961           3,889           3,919
                             --------        --------        --------        --------

               TOTAL         $115,030        $112,874        $115,416        $115,194
                             ========        ========        ========        ========


Held to Maturity

State and political
    subdivisions             $ 20,483        $ 20,300        $ 24,537        $ 24,269
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


                                            Change from December 31, 1995
                                                 to June 30, 1996
                                           -----------------------------
                                            Amount of          Percent
                                            Increase           Increase
                                           (Decrease)         (Decrease)
                                           ----------         ----------
Funding sources:
    Deposits                                $    33               .0%
    Other sources, net                        1,902              8.1
                                            -------              ---
                                            $ 1,935               .3%
                                            =======              ===

Funding uses:
    Loans                                   $ 8,346              1.5%
    Investment securities                    (6,374)            (4.6)
    Short-term investments                      (37)             (.2)
                                            -------              ---
                  Total uses                $ 1,935               .3%
                                            =======              ===


Aggregate deposits, the primary source of funds, increased by only $33,000 during the first six months of 1996. Experience was mixed within the deposit category, as shown below:
                                     Increase
                                    (Decrease)          Percent
                                    ----------          -------
                Demand               $(2,388)            (3.4)%
                Savings                6,530              2.2
                Time-retail           (1,416)             (.5)
                Time-jumbo            (2,693)            (7.5)
                                     -------              ---
                                     $    33               .0%
                                     =======              ===


As a result, total deposit levels at June 30, 1996 were virtually flat compared to the end of 1995.

The loan portfolio increased slightly by 1.5% during the first half of 1996. All of the major loan areas showed increases during the period. The installment loans increased at six of the Company's seven member banks due to stable demand for these types of loans along with a greater promotional effort. The commercial and mortgage area's growth was due to stable demand in those areas.

The increase in loan levels coupled with the flat deposit growth caused the level of investments to decrease.

In addition to the above trends in the sources and uses of funds, the Company services loans for outside agencies, primarily the Federal Home Loan Mortgage Corporation ( Freddie Mac"). At June 30, 1996 the volume of Freddie Mac loans sold with servicing being retained was $205 million. The comparable figure for 1995 was $193 million. The ability of the Company to sell these loans enables it to more effectively manage its funding operations.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1996 there were no significant changes with respect to the capital resources of the Company. Management feels that the liquidity position of the Company as of June 30, 1996 is much more than adequate to meet its future cash flow needs. Management also closely monitors capital levels to provide for normal business needs and to comply with regulatory requirements. As summarized below, the Company's capital ratios were well in excess of the regulatory requirements for classification as Well Capitalized":

                             Regulatory
                             Minimum for              June 30,
                         "Well Capitalized"        1996     1995
                         ------------------        ----     ----
Total capital                  10.0%              15.84%   15.23%
Tier I capital                  6.0               14.59    14.00
Tier I leverage ratio           5.0               10.81    10.15

RESULTS OF OPERATIONS

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below in thousands of dollars, and as a percent.


                                                   Comparison of
                                      --------------------------------
                                       Three months        Six months
                                       ended June 30,    ended June 30,
                                       1996 and 1995      1996 and 1995
                                      ---------------     -------------
                                               Increase (Decrease)
Interest income                       $ 268       1.7%    $ 984     3.2%
Interest expense                         45        .7       716     6.2
                                      -----      ----     -----    ----
Net interest income                     223       2.4       268     1.4
Provision for loan losses                23       7.5         3      .6
                                      -----      ----     -----    ----
Net interest income after provision
    for loan losses                     200       2.2       265
                                                                    1.4
Noninterest income                      206      10.0       555    14.3
Noninterest expenses                   (220)     (2.6)     (343)   (2.1)
                                      -----      ----     -----    ----
Income before income tax expense        626      22.2     1,163    20.9
Income tax expense                      232      28.4       415    26.5

           Net income                 $ 394      19.6%    $ 748    18.8%
                                      =====      ====     =====    ====


Net Interest Income

The modest increase in net interest income during the second quarter and the first six months of 1996 was due to the fact that while both the interest income and the interest expense increased from the comparable periods in 1995 the interest income increased more. The increase in the loan to deposit ratio to 82.8% at June 30, 1996 from 79.7% at June 30, 1995 contributed to the increase in net interest income. Net interest income performance in future periods will be primarily dependent upon general interest rate developments.

Provision for Loan Losses

The loan loss provision increased slightly during both the second quarter and the first six months of 1996 largely due to the larger loan portfolio. This increased loan loss provision allowed for an increase to the allowance for loan losses of $197,000 or 2.6% during the first half of 1996. Net loan charge-offs for the first six months amounted to $333,000, down from the amount of $384,000 for the comparable period in 1995. On an annualized basis these charge-offs amounted to .12% of average loans outstanding, down from the .14% for the comparable period in 1995. These are relatively low levels on on an internal historical basis as well as in comparison to peer groups.

Expressed as a percent of outstanding loans the allowance increased from 1.35% at year end 1995 to 1.37% at June 30, 1996. The allowance level will not necessarily be maintained at this level during future periods as the amounts provided during any given period are dependent upon management's ongoing review process and assessment of the perceived loss exposure in the then outstanding loan portfolio.

Nonperforming loans increased in the first half of 1996 by $1,508,000 or 41.1%, with the largest increase being a $864,000 increase in the loans past due 90 days or more. Total nonperforming assets, which includes other real estate, increased $2,496,000 or 53.6% from December 31, 1995, with the largest increase being other real estate increasing by $988,000. Management is concentrating its efforts on reducing loans past due 90 days or more and other real estate.

The table below presents a comparison of nonperformings.

                                                  June 30,   December 31,
                                                     1996       1995
                                                   ------       ------
                                                      (in thousands)
               Nonaccrual loans                    $2,720       $2,061
               Loans past due
                 90 days or more                    1,779          915
               Restructured loans                     679          694
                                                   ------       ------
                   Total nonperforming loans        5,178        3,670
               Other real estate                    1,974          986
                                                   ------       ------
                   Total nonperforming assets      $7,152       $4,656
                                                   ======       ======

               Nonperforming loans
                 as a % of total loans                .91%         .65%
                                                   ======       ======

               Nonperforming assets
                 as a % of total assets               .92%         .60%
                                                   ======       ======


On a percentage basis, the allowance for loan losses decreased from 207% of nonperforming loans at the end of 1995 to 150% at June 30, 1996. Management intends to continue in its efforts toward maintaining the quality of the loan portfolio.

Noninterest Expenses

The decrease in noninterest expenses resulted from changes in its major components as set forth below, indicative of the normal effects of inflation as well as the growth of the organization. The primary reason for the overall decrease in noninterest expenses is the substantial decrease in FDIC premium expense of $757,000 from the first half of 1995 to the comparable period in 1996. The major components of other expenses increased (decreased) as follows:

                                                 Three months   Six months
                                                     ended         ended
                                                 June 30, 1996  June 30, 1996
                                                 -------------  -------------
           Salaries and employee benefits             (.5)%       1.6%
           Occupancy, furniture and equipment         5.3         2.7
           Advertising                               57.7        42.4
           Data processing                            4.6         (.4)
           FDIC premiums                            (99.2)      (98.8)
           Other                                     (2.1)         .2


The advertising increase is due to expanded marketing programs, including MFC2000, a new strategic plan which will be introduced later this year. This increase in advertising can be expected to continue throughout 1996.

Applicable Income Tax

Applicable income tax expense is based on income, less that portion which is exempt from federal taxation, taxed at the statutory federal income tax rate of 35%. The provision is further reduced by other smaller items. The increase in the 1996 income tax provision reported herein for the second quarter and the first six months was mostly due to the increase in pre-tax income of the Company for 1996, combined with a decrease in the portion of interest income which is exempt from federal taxation.



PART II.  OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit:
           None

(b) Reports on Form 8-K:
           Form 8-K Reporting Date - May 29, 1996 Items Reported - Item 4. Changes in registrant's certifying accountant.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Michigan Financial Corporation
                                            (Registrant)



Dated:  July 30, 1996               /s/ HOWARD L. COHODAS
                                        Howard L. Cohodas, Chairman
                                        & President
                                        (Chief Executive Officer)



Dated:  July 30 , 1996              /s/ KENNETH F. BECK
                                        Kenneth F. Beck, Senior Vice President,
                                        Treasurer & Secretary
                                        (Chief Financial Officer and
                                        Chief Accounting Officer)