Form 10-Q
period 1996-09-30
MICHIGAN FINANCIAL CORP
filed 1996-11-12
CIK 65637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days YES __x__   No____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             CLASS                        Outstanding as of  November 6, 1996
----------------------------------       ------------------------------------


Common Stock, no par value                             5,598,267


PART  I.    FINANCIAL  INFORMATION

      MICHIGAN FINANCIAL CORPORATION, MEMBER BANKS AND INSURANCE SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                    September 30,    December 31,   September 30,
                                                         1996            1995            1995
                                                      ---------       ---------       ---------
                                                              (dollars in thousands)
ASSETS

  Cash and due from banks                             $  37,883       $  32,143       $  29,725

  Short-term investments:
    Federal funds sold                                                   17,350          26,450
    Money market investments                                281             297             235
                                                      ---------       ---------       ---------
                                                            281          17,647          26,685

  Investment securities:
    Available for sale                                  108,988         115,194          74,790
    Held to maturity                                     19,608          24,537          63,480

  Loans                                                 586,929         560,891         552,419
  Allowance for loan losses                              (8,012)         (7,589)         (6,864)
                                                      ---------       ---------       ---------
                    NET LOANS                           578,917         553,302         545,555

  Premises and equipment                                 24,038          22,857          22,813
  Accrued interest receivable                             5,413           5,779           5,673
  Other assets                                            8,742           6,857           6,599
                                                      ---------       ---------       ---------

                                                      $ 783,870       $ 778,316       $ 775,320
                                                      =========       =========       =========

LIABILITIES
  Domestic deposits:
    Noninterest bearing                               $  76,093       $  70,790       $  69,578
    Interest bearing                                    595,782         616,364         615,100
                                                      ---------       ---------       ---------
                    TOTAL DEPOSITS                      671,875         687,154         684,678

  Short-term borrowings                                  16,350             333
  Accrued interest payable                                3,116           2,836           3,240
  Other liabilities                                       8,107           7,341           7,953
                                                      ---------       ---------       ---------
                    TOTAL LIABILITIES                   699,448         697,331         696,204

STOCKHOLDERS' EQUITY Common stock, no par value:
    Authorized shares - 10,000,000
    Shares issued and outstanding - 5,598,267            18,555          18,555          18,555
  Retained earnings                                      66,896          62,575          61,047
  Securities valuation                                   (1,029)           (145)           (486)
                                                      ---------       ---------       ---------
                    TOTAL STOCKHOLDERS' EQUITY           84,422          80,985          79,116
                                                      ---------       ---------       ---------

                                                      $ 783,870       $ 778,316       $ 775,320
                                                      =========       =========       =========

See notes to consolidated financial statements






      MICHIGAN FINANCIAL CORPORATION, MEMBER BANKS AND INSURANCE SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                Three months ended           Nine months ended
                                                                   September 30                 September 30
                                                               1996           1995           1996           1995
                                                             --------       --------       --------       --------
                                                                     (in thousands, except per share data)
Interest income:
  Loans, including fees                                      $ 14,024       $ 13,597       $ 41,072       $ 39,483
  Short-term investments                                           83            428            701            844
  Investment securities:
    Taxable                                                     1,663          1,629          4,888          5,058
    Tax-exempt                                                    224            301            757          1,010
                                                             --------       --------       --------       --------
                    TOTAL INTEREST INCOME                      15,994         15,955         47,418         46,395
Interest expense:
  Deposits                                                      6,015          6,232         18,251         17,674
  Borrowings                                                       62             12             63             91
                                                             --------       --------       --------       --------
                    TOTAL INTEREST EXPENSE                      6,077          6,244         18,314         17,765
                                                             --------       --------       --------       --------
                    NET INTEREST INCOME                         9,917          9,711         29,104         28,630

Provision for loan losses                                         616            144          1,146            671
                                                             --------       --------       --------       --------
                    NET INTEREST INCOME AFTER
                    PROVISION FOR LOAN LOSSES                   9,301          9,567         27,958         27,959

Noninterest income:
  Trust department income                                       1,037            900          3,034          2,672
  Fees for other customer services                                913            686          2,444          2,046
  Other                                                           440            426          1,365          1,219
  Investment securities losses                                     (4)           (87)           (17)          (127)
                                                             --------       --------       --------       --------
                                                                2,386          1,925          6,826          5,810
                                                             --------       --------       --------       --------
                                                               11,687         11,492         34,784         33,769
Noninterest expenses:
  Salaries and employee benefits                                4,544          4,352         13,599         13,267
  Net occupancy                                                   597            593          1,890          1,810
  Furniture and equipment                                         455            426          1,272          1,264
  Data processing                                                 395            330          1,101          1,039
  Advertising                                                     316            280          1,042            790
  FDIC premiums                                                     4            (37)            13            729
  Other                                                         1,816          2,134          5,591          5,903
                                                             --------       --------       --------       --------
                                                                8,127          8,078         24,508         24,802
                                                             --------       --------       --------       --------

Income before income tax expense                                3,560          3,414         10,276          8,967
Income tax expense                                              1,093          1,033          3,072          2,597
                                                             --------       ========       --------       --------
                    NET INCOME                               $  2,467       $  2,381       $  7,204       $  6,370
                                                             ========       ========       ========       ========

                    WEIGHTED AVERAGE SHARES OUTSTANDING         5,598          5,598          5,598          5,598

Per share data:
  Net income                                                 $    .44       $    .43       $   1.29       $   1.14
                                                             ========       ========       ========       ========
  Dividends paid                                             $   .175       $   .145       $   .515       $   .435
                                                             ========       ========       ========       ========

See notes to consolidated financial statements






      MICHIGAN FINANCIAL CORPORATION, MEMBER BANKS AND INSURANCE SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                 Nine months ended
                                                                                    September 30
                                                                                1996           1995
                                                                              --------       --------
OPERATING ACTIVITIES                                                               (in thousands)
   Net income                                                                 $  7,204       $  6,370
   Adjustments to reconcile net income to net cash provided by operating activities:
         Origination of mortgage loans held for sale                           (31,701)       (24,924)
         Proceeds from sale of mortgage loans held
            for sale                                                            30,195         22,302
         Depreciation and amortization                                           1,391          1,327
         Provision for loan losses                                               1,146            671
         (Increase) decrease in interest receivable                                366           (509)
         Increase in interest payable                                              280          1,014
         Realized gain on sale of loans                                           (161)          (138)
         Amortization of investment securities premium                             150            211
         Realized investment securities losses                                      17            127
         Other                                                                    (684)         1,284
                                                                              --------       --------

                         NET CASH PROVIDED BY OPERATING ACTIVITIES               8,203          7,735


INVESTING ACTIVITIES
   Proceeds from maturities of available for sale
      securities                                                                31,655          7,251
   Purchases of available for sale securities                                  (29,768)        (9,961)
   Net increase in loans                                                       (25,094)        (9,326)
   Net (increase) decrease in short-term investments                            17,366        (22,126)
   Proceeds from maturities of held to maturity
      securities                                                                 5,338         12,932
   Purchases of premises and equipment                                          (2,554)        (1,428)
   Proceeds from sale of available for sale
      securitites                                                                2,483         14,874
   Purchases of held to maturity securities                                       (101)
   Proceeds from sale of premises and equipment                                     24             23
                                                                              --------       --------

                         NET CASH USED BY INVESTING ACTIVITIES                    (651)        (7,761)


FINANCING ACTIVITIES
   Increase in short-term borrowings                                            16,350            333
   Net decrease in deposits                                                    (15,279)          (524)
   Cash dividends                                                               (2,883)        (2,436)
                                                                              --------       --------

                         NET CASH USED BY FINANCING ACTIVITIES                  (1,812)        (2,627)


                         INCREASE (DECREASE) IN CASH AND DUE FROM BANKS          5,740         (2,653)
                                                                              --------       --------

Cash and due from banks at beginning of year                                    32,143         32,378
                                                                              --------       --------

                         CASH AND DUE FROM BANKS AT END OF PERIOD             $ 37,883       $ 29,725
                                                                              ========       ========


See notes to consolidated financial statements




      MICHIGAN FINANCIAL CORPORATION, MEMBER BANKS AND INSURANCE SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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



NOTE C - INVESTMENT SECURITIES

A comparison of the carrying amount and approximate market value follows:



                                September 30, 1996         December 31, 1995
                                ------------------         -----------------
                             Amortized   Approximate    Amortized   Approximate
                               Cost     Market Value      Cost     Market Value
                             --------     --------      --------     --------
                                               (in thousands)
Available for Sale

U.S. Treasury and
  government agencies        $ 77,673     $ 76,776      $ 75,607     $ 75,525
State and political
  subdivisions                    100           99         1,298        1,295
Mortgage-backed securities     28,837       28,138        34,622       34,455
Other securities                3,961        3,975         3,889        3,919
                             --------     --------      --------     --------

                      TOTAL  $110,571     $108,988      $115,416     $115,194
                             ========     ========      ========     ========




Held to Maturity

State and political
  subdivisions                $19,608      $19,505       $24,537      $24,269



NOTE D - RECLASSIFICATIONS

Certain amounts in 1995 have been reclassified to conform with the classifications in 1996.



      MICHIGAN FINANCIAL CORPORATION, MEMBER BANKS AND INSURANCE SUBSIDIARY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and earnings during the periods included in the accompanying consolidated financial statements.

FINANCIAL CONDITION

A summary of the period changes in principal sources and uses of funds is shown below in thousands of dollars, and as a percent.

                                                   Change from December 31, 1995
                                                      to September 30, 1996
                                                  Amount of            Percent
                                                   Increase            Increase
                                                  (Decrease)          (Decrease)

Funding sources:
  Deposits                                         $(15,279)            (2.2)%
  Short-term borrowings                              16,350              NMF
  Other sources, net                                 (2,811)           (11.9)
                                                   --------
                                                   $ (1,740)             (.2)%
                                                   ========             ====

Funding uses:
  Loans                                            $ 26,761              4.8%
  Investment securities                             (11,135)            (8.0)
  Short-term investments                            (17,366)           (98.4)
                                                   --------
          Total uses                               $ (1,740)             (.2)%
                                                   ========             ====


Aggregate deposits, the primary source of funds, decreased by $15,279,000 or 2.2% during the first nine months of 1996. Experience was mixed within the deposit category, as shown below:


                                             Increase
                                            (Decrease)        Percent
      Demand                                 $ 5,302            7.5%
      Savings                                (14,095)          (4.7)
      Time-retail                             (2,433)           (.9)
      Time-jumbo                              (4,053)         (11.4)
                                             -------
                                            ($15,279)          (2.2)%
                                             =======           ====
The decrease in the deposit categories can be mostly attributed to the expanding use of Prime Vest Financial Services and also Cash Management accounts. The use of these fee-based customer services facilitates deposit transfers to money market and mutual funds. As a result, total deposit levels at September 30, 1996 were down compared to the end of 1995.

The loan portfolio increased by 4.6% during the first nine months of 1996. All of the major loan areas showed increases during the period. Five of the Company's seven member banks had an increase in real estate mortgages due to strong demand. The commercial and installment loans increased at six of the Company's member banks due to stable demand for these types of loans.

The increase in loan levels coupled with the decrease in deposits caused the level of investments to decrease, and correspondingly caused the Company to purchase federal funds. The Company's federal funds position in the future will depend on loan demand and deposit levels.

In addition to the above trends in the sources and uses of funds, the Company services loans for outside agencies, primarily the Federal Home Loan Mortgage Corporation ("Freddie Mac"). At September 30, 1996 the volume of Freddie Mac loans sold with servicing being retained was $208 million. The comparable figure for 1995 was $197 million. The ability of the Company to sell these loans enables it to more effectively manage its funding operations.


LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1996 there were no significant changes with respect to the capital resources of the Company. Management feels that the liquidity position of the Company as of September 30, 1996 is much more than adequate to meet its future cash flow needs. Management also closely monitors capital levels to provide for normal business needs and to comply with regulatory requirements. As summarized below, the Company's capital ratios were well in excess of the regulatory requirements for classification as "Well Capitalized":
                             Regulatory
                             Minimum for           September 30,
                         "Well Capitalized"        1996     1995
Total capital                  10.0%              15.79%   15.38%
Tier I capital                  6.0               14.54    14.16
Tier I leverage ratio           5.0               11.04    10.23


RESULTS OF OPERATIONS

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below in thousands of dollars, and as a percent.

                                                    Comparison of
                                                    -------------
                                          Three months          Nine months
                                       ended September 30,   ended September 30,
                                          1996 and 1995         1996 and 1995
                                          -------------         -------------
                                                  Increase(Decrease)
Interest income                          $ 39      .2%         $1,023     2.2%
Interest expense                         (167)   (2.7)            549     3.1
                                       ------                  ------
Net interest income                       206     2.1             474     1.7
Provision for loan losses                 472     NMF             475    70.8
                                       ------                  ------
Net interest income after provision
  for loan losses                        (266)   (2.8)             (1)    (.0)
Noninterest income                        461    23.9           1,016    17.5
Noninterest expenses                       49      .6            (294)   (1.2)
                                       ------                  ------
Income before income tax expense          146     4.3           1,309    14.6
Income tax expense                         60     5.8             475    18.3
                                       ------                  ------

      Net income                       $   86     3.6%         $  834    13.1%
                                       ======                  ======

Net Interest Income

The modest increase in net interest income during the first nine months of 1996 was due to the fact that while both the interest income and the interest expense increased from the comparable periods in 1995 the interest income increased more. The increase in the loan to deposit ratio to 87.4% at September 30, 1996 from 80.7% at September 30, 1995 contributed to the increase in net interest income. The net interest income for the third quarter of 1996 increased from the comparable period in 1995 due to the interest income increasing slightly while the interest expense decreased. Net interest income performance in future periods will be primarily dependent upon general interest rate developments.

Provision for Loan Losses

The loan loss provision substantially increased during both the third quarter and the first nine months of 1996 largely due to the larger loan portfolio. This increased loan loss provision allowed for an increase to the allowance for loan losses of $423,000 or 5.6% during the first nine months of 1996. Net loan charge-offs for the first nine months amounted to $723,000, an increase of 42.3% from the amount of $508,000 for the comparable period in 1995. On an annualized basis these charge-offs amounted to .17% of average loans outstanding, up from the .12% for the comparable period in 1995. These are relatively low levels on an internal historical basis as well as in comparison to peer groups.

Expressed as a percent of outstanding loans the allowance increased from 1.35% at year end 1995 to 1.37% at September 30, 1996. The allowance level will not necessarily be maintained at this level during future periods as the amounts provided during any given period are dependent upon management's ongoing review process and assessment of the perceived loss exposure in the then outstanding loan portfolio.

Nonperforming loans increased in the first nine months of 1996 by $1,396,000 or 38.0%, with the largest increase being a $876,000 increase in the loans past due 90 days or more. Total nonperforming assets, which includes other real estate, increased $2,158,000 or 46.3% from December 31, 1995, with other real estate increasing by $762,000. Management is concentrating its efforts on reducing loans past due 90 days or more and other real estate.

The table below presents a comparison of nonperformings.

                                    September 30,     December 31,
                                        1996              1995
                                            (in thousands)
     Nonaccrual loans                 $2,108               $2,061
     Loans past due
      90 days or more                  1,791                  915
     Restructured loans                1,167                  694
                                      ------               ------
       Total nonperforming loans       5,066                3,670
     Other real estate                 1,748                  986
                                      ------               ------
       Total nonperforming assets     $6,814               $4,656
                                      ======               ======

     Nonperforming loans
      as a % of total loans             .86%                 .65%
                                        ===                  ===

     Nonperforming assets
      as a % of total assets            .87%                 .60%
                                        ===                  ===

On a percentage basis, the allowance for loan losses decreased from 207% of nonperforming loans at the end of 1995 to 158% at September 30, 1996. Management intends to continue in its efforts toward maintaining the quality of the loan portfolio.


Noninterest Income

Noninterest income increased by $1,016,000 or 17.5% from the first nine months of 1995. Exclusive of securities losses, it increased by $906,000 or 15.3% for the same time period. A large part of the increase in other income is due to an increase of $240,000 in brokerage commissions from the first nine months of 1995. Strong performance in this fee-based area is expected to continue for the remainder of the year. The other large increase is due to an increase of $169,000 or 18.6% in trust income due to substantial growth in the amount of trust assets under management. This increase can be expected to continue throughout the year.

Noninterest Expenses

The decrease in noninterest expenses resulted from changes in its major components as set forth below, indicative of the normal effects of inflation as well as the growth of the organization. The primary reason for the overall decrease in noninterest expenses is the substantial decrease in FDIC premium expense of $716,000 from the first nine months of 1995 to the comparable period in 1996. The major components of other expenses increased (decreased) as follows:
                                            Three months         Nine months
                                               ended                ended
                                         September 30, 1996  September 30, 1996
                                         ------------------  ------------------
    Salaries and employee benefits             4.0%                  2.7%
    Occupancy, furniture and equipment         3.2                   3.0
    Advertising                               12.9                  31.9
    Data processing                           19.7                   6.0
    FDIC premiums                              NMF                 (98.2)
    Other                                    (14.9)                 (5.3)


The advertising increase is due to expanded marketing programs, including MFC2000, a new strategic plan currently being introduced. This increase in advertising can be expected to continue throughout 1996.


Applicable Income Tax

Applicable income tax expense is based on income, less that portion which is exempt from federal taxation, taxed at the statutory federal income tax rate of 35%. The provision is further reduced by other smaller items. The increase in the 1996 income tax provision reported herein for the third quarter and the first nine months was mostly due to the increase in pre-tax income of the Company for 1996, combined with a decrease in the portion of interest income which is exempt from federal taxation.



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1996


                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         Michigan Financial Corporation
                                                    (Registrant)



Dated:   November 6, 1996                /s/ HOWARD L. COHODAS
        ------------------               ---------------------
                                         Howard L. Cohodas, Chairman
                                           & President
                                           (Chief Executive Officer)



Dated:   November 6, 1996                /s/ KENNETH F. BECK
        ------------------               -------------------
                                         Kenneth F. Beck, Senior Vice President,
                                           Treasurer & Secretary
                                           (Chief Financial Officer and
                                              Chief Accounting Officer)