Form 10-K
period 1996-12-31
MICHIGAN FINANCIAL CORP
filed 1997-03-21
CIK 65637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)
For the fiscal year ended   December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ______________ to ______________


Commission file number 0-7515

                         MICHIGAN FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Michigan                                    38-2011532
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (IRS Employer Identification Number)
 incorporation or organization)

101 West Washington Street, Marquette, Michigan                  49855
-----------------------------------------------         -----------------------
    (Address of principal executive offices)                   (Zip Code)
Registrant's telephone number, including area code           (906) 228-6940
                                                        -----------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of each exchange
          Title of each class                          on which registered
          -------------------                          ---------------------
                 None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock,   no par value
-------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

State the aggregate market value of the voting stock held by nonaffiliates of
the registrant as of February 28, 1997.     $69,130,477
                                         ----------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of February 28, 1997.

                    Common Stock,   no par value - 5,598,267
--------------------------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual stockholders report for the year ended December 31, 1996 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual stockholders meeting to be held April 29, 1997 are incorporated by reference into Part III.



                                     PART I

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

The Company is the tenth largest commercial bank holding company in the State of Michigan and is the largest wholly located in the Upper Peninsula of the state.

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

The Company's seven member banks have 32 banking offices in eight counties of Michigan's Upper Peninsula: Alger, Delta, Dickinson, Gogebic, Houghton, Iron, Marquette and Menominee. The banks also operate 32 automated teller machines ("ATMs") in several market areas. All the banks have a retail banking orientation and compete vigorously with other Upper Peninsula commercial banks, savings banks, various finance companies, and public, religious and private credit unions. The banks receive direct banking competition from other banks with offices in the same cities.

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

The OCC has issued guidelines which impose upon national banks certain risk-based capital and leverage standards. These guidelines, as well as the capital requirements of bank regulators, are discussed in Note J, beginning on page 29, in the annual stockholders report for the year ended December 31, 1996 which is incorporated herein by reference. Failure to meet applicable capital guidelines could subject a national bank to a variety of enforcement remedies available to the federal regulatory authorities. Depending upon circumstances, the regulatory agencies may require an institution to surpass minimum capital ratios established and may also take more restrictive action.

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

The Company, its member banks and its insurance subsidiary employed 668 people as of December 31, 1996.

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




               CONSOLIDATED FINANCIAL AND STATISTICAL INFORMATION


The tables set forth on the next nine pages of this report contain selected consolidated statistical information for the Company, its member banks and its insurance subsidiary for the years 1994 through 1996 (1992 through 1996 for certain loan portfolio and loan loss information). The financial and statistical data presented in these tables provide a detailed review of the Company's business activities.


Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

                                               1996                              1995                             1994
                                -----------  --------  ---------  -----------  --------  ---------  -----------  --------  ---------
                                  Average    Interest               Average    Interest              Average     Interest
                                   Amount     Earned   Yield or     Amount      Earned   Yield or     Amount      Earned   Yield or
                                Outstanding  or Paid   Rate Paid  Outstanding  or Paid   Rate Paid  Outstanding   or Paid  Rate Paid
                                -----------  --------  ---------  -----------  --------  ---------  -----------  --------  ---------
                                                                   (Amounts in thousands)
Earning assets:
  Time deposits in other banks        $7          $0     5.15%          $14         $1      5.88%        $163        $6      3.54%
  Federal funds sold              13,460         717     5.33%       20,604      1,205      5.85%      18,211       715      3.93%
  Other short-term investments       267          13     4.85%          207         10      4.98%       4,792       156      3.26%
  Investment securities:
    U. S. Treasury                17,672       1,002     5.67%       29,695      1,611      5.43%      33,013     1,675      5.07%
    U. S. Government agencies
      and corporations            88,269       5,145     5.83%       84,528      4,707      5.57%      92,495     4,763      5.15%
    States and political
      subdivisions                21,861         964     6.30%       29,465      1,300      6.16%      37,966     1,604      5.89%
    Other                          4,769         342     7.17%        4,927        362      7.34%       5,369       321      5.99%
  Loans                          575,115      55,561     9.74%      547,264     53,297      9.81%     515,410    47,504      9.29%
                                --------     -------     -----     --------    -------      -----    --------   -------      -----
    TOTAL EARNING ASSETS         721,420      63,744     8.95%      716,704     62,493      8.84%     707,419    56,744      8.17%

Noninterest earning assets:
  Cash and due from banks         28,387                             28,939                           30,837
  Premises and equipment          23,645                             21,531                           21,280
  Other assets                    11,418                             11,637                           11,505
  Allowance for loan losses       (7,906)                            (6,847)                          (6,589)
                                --------                           --------                          --------
            TOTAL ASSETS        $776,964                           $771,964                          $764,452
                                ========                           ========                          ========
Interest bearing liabilities:
  Demand deposits                133,639       2,848     2.13%      117,759      2,499      2.12%      93,674     1,418       1.51%
  Savings deposits               165,152       4,283     2.59%      189,464      5,176      2.73%     229,666     5,597       2.44%
  Time deposits under $100,000   277,142      15,222     5.49%      268,144     14,213      5.30%     247,519    11,181       4.52%
  Time deposits over $100,000     34,099       1,940     5.69%       34,804      2,029      5.83%      22,765     1,027       4.51%
  Short-term borrowings            4,465         252     5.65%          985         60      6.13%         779        38       4.95%
  Other debt                                                            415         36      8.55%
                                --------     -------     -----     --------    -------      -----    --------   -------       -----
          TOTAL INTEREST
     BEARING LIABILITIES         614,497      24,545     3.99%      611,571     24,013      3.93%     594,403    19,261       3.24%
                                --------     -------     -----     --------    -------      -----    --------   -------       -----
Noninterest bearing liabilities
and Shareholders' equity:
  Demand deposits                 68,492                             72,601                            88,488
  Other liabilities               11,134                             11,077                             9,403
  Shareholders' equity            82,841                             76,715                            72,158
                                --------                           --------                           -------
   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY        $776,964                           $771,964                          $764,452
                                ========                           ========                          ========
     NET INTEREST INCOME                     $39,199                           $38,480                          $37,483
                                             =======                           =======                          =======
NET YIELD ON EARNING ASSETS                              5.55%                              5.49%                             5.44%
                                                         =====                              =====                             =====

     All of the above percentages are computed on a fully taxable statutory rate of 35% for 1996 and 1995, and 34% for 1994.

     The average balance of Loans includes nonaccrual loans.



     The table below sets forth a summary of the reasons for changes in interest earned and interest paid due to changes in volume and changes in rates for 1996 as compared with 1995. The change in interest due to both rate and volume has been allocated proportionally to change due to volume and to change due to rate.

                                                              INTEREST EARNED ON
                               ----------------------------------------------------------------------------------
                                                               Other                                      Total
                                Time deposits    Federal    short-term    Taxable    Tax-exempt           earning
                               in other banks   funds sold  investments  securities  securities   Loans   assets
                               --------------   ----------  -----------  ----------  ----------   -----   -------
                                                                 (in thousands)
Increase (decrease) due to:
  Volume                            $(1)         $(388)         $3       $(483)       $(385)     $2,633    $1,379
  Rate                               -            (100)          -         292           49        (369)     (128)
                                    ---          -----          --       -----        -----      ------    ------

            Net Change              $(1)         $(488)         $3       $(191)       $(336)     $2,264    $1,251
                                    ===          =====          ==       =====        =====      ======    ======


                                                                INTEREST PAID ON
                               -------------------------------------------------------------------------------
                                                                                                    Total
                                Demand     Savings         Time       Short-term     Other    interest bearing
                               deposits    deposits      deposits     borrowings      debt       liabilities
                               --------    --------      --------     ----------     -----    ----------------
                                                            (in thousands)
Increase (decrease) due to:
  Volume                        $337       $(638)          $455          $197         $(36)         $315
  Rate                            12        (255)           465            (5)          -            217
                                ----       -----           ----          ----         ----          ----

            Net Change          $349       $(893)          $920          $192         $(36)         $532
                                ====       =====           ====          ====         ====          ====


     The table below sets forth a summary of the reasons for changes in interest earned and interest paid due to changes in volume and changes in rates for 1995 as compared with 1994. The change in interest due to both rate and volume has been allocated proportionally to change due to volume and to change due to rate.


                                                               INTEREST EARNED ON
                              ------------------------------------------------------------------------------------
                                                             Other                                          Total
                               Time deposits    Federal    short-term     Taxable    Tax-exempt            earning
                              in other banks   funds sold  investments   securities  securities   Loans    assets
                              --------------   ----------  -----------   ----------  ----------   -----    -------
                                                                 (in thousands)
Increase (decrease) due to:
  Volume                           $ (7)         $ 104        $(200)       $(637)      $(423)     $3,040   $1,877
  Rate                                2            386           54          558         119       2,753    3,872
                                   ----          -----        -----        -----       -----      ------   ------

            Net Change             $ (5)         $ 490        $(146)       $ (79)      $(304)     $5,793   $5,749
                                   ====          =====        =====        =====       =====      ======   ======


                                                              INTEREST PAID ON
                               --------------------------------------------------------------------------------
                                                                                                     Total
                                Demand     Savings        Time      Short-term      Other      interest bearing
                               deposits    deposits     deposits    borrowings      debt         liabilities
                               --------    --------     --------    ----------      -----      ----------------
                                                            (in thousands)
Increase (decrease) due to:
  Volume                        $  420     $(1,044)      $1,590         $11          $36            $1,013
  Rate                             661         623        2,444          11           -              3,739
                                ------     -------       ------         ---          ---            ------

            Net Change          $1,081     $  (421)      $4,034         $22          $36            $4,752
                                ======     =======       ======         ===          ===            ======





                              INVESTMENT PORTFOLIO


The following table sets forth the carrying amount of investment securities at the dates indicated:

                                                         December 31
                                                  ------------------------
                                               1996        1995        1994
                                             -------      -------    ------
                                                        (in thousands)

  Available for Sale Securities:
      U.S. Treasury and government agencies  $ 71,256    $ 75,525    $77,034
      Mortgage-backed                          26,828      34,455      3,456
      States and political subdivisions           517       1,295        385
      Other                                     3,358       3,919      3,898
                                             --------     -------    -------

                                             $101,959    $115,194    $84,773
                                             ========    ========    =======


   Held to Maturity Securities:
     U.S. Treasury and government agencies                           $ 4,218
     Mortgage-backed                                                  36,138
     States and political subdivisions       $18,662     $24,537      35,565
                                             -------     -------     -------

                                             $18,662     $24,537     $75,921
                                             =======     =======     =======


The table on the following page sets forth the maturities of investment securities at December 31, 1996, the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security) and the tax-equivalent adjustment used in calculating the yields.


                                                           MATURITIES
                                                     (Amounts in thousands)


                                                             After One But       After Five But
                                       Within One Year     Within Five Years    Within Ten Years    After Ten Years
                                       ---------------     -----------------    ----------------    ---------------
Available for Sale Securities:
                                       Amount     Yield    Amount      Yield    Amount     Yield    Amount    Yield
                                       ------     -----    ------      -----    ------     -----    ------    -----
   U.S. Treasury and U.S. Government
    agencies                           $ 9,723     5.65%   $61,533      5.94%    $ -         -  %   $   -        - %
   Mortgage-backed                       8,170     5.84     13,928      5.84      866       6.67     3,864     6.49
   Other                                    -       -          517      8.00       -          -      3,358     1.46
                                       -------     ----    -------      ----     ----       ----    ------     ----

Total Available for Sale Securities    $17,893     5.74%   $75,978      5.94%    $866       6.67%   $7,222     4.15%
                                       =======     ====    =======      ====     ====       ====    ======     ====


Held to Maturity Securities:

  States and political subdivisions   $ 7,052      5.95%   $ 9,599      6.85%   $1,411      8.56%   $  600     7.00%
                                      =======      ====    =======      ====    ======      ====    ======     ====


Tax-equivalent adjustment for
   calculation of yield                  $147                 $230                 $42                 $15
                                         ====                 ====                 ===                 ===

Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 35 percent.



LOAN PORTFOLIO

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan.

                                              December 31
                            -------------------------------------------------
                               1996      1995      1994      1993      1992
                               ----      ----      ----      ----      ----
                                               (in thousands)
Commercial, financial, and
 agricultural               $247,344   $246,134  $248,785  $230,924  $201,086
Real estate-construction      12,771     10,095     9,175     8,521     9,289
Real estate-mortgage         218,144    191,066   175,923   166,852   172,079
Consumer                     120,364    113,596   106,958    96,667    97,204
                            --------   --------  --------  --------  --------

                            $598,623   $560,891  $540,841  $502,964  $479,658
                            ========   ========  ========  ========  ========


The following table shows the amounts of loans (excluding real estate mortgages and consumer loans) outstanding as of December 31, 1996, which, based on remaining scheduled repayments of principal, are due in the periods indicated.


                                                  Maturing
                            ----------------------------------------------------
                              Within     After One But       After
                            One Year   Within Five Years   Five Years    Total
                            --------   -----------------   ----------    -----
                                                (in thousands)
Commercial, financial, and
 agricultural               $71,610         $128,691         $47,043    $247,344
Real estate-construction     10,959            1,348             464      12,771
                            -------         --------         -------    --------

                            $82,569         $130,039         $47,507    $260,115
                            =======         ========         =======    ========


Included in the loans which are due after one year are $89,006,000 of loans with floating or adjustable interest rates. All other loans have fixed interest rates.


Nonaccrual, Past Due and Restructured Loans

The following table summarizes the Company's nonaccrual, past due and restructured loans:

                                          December 31
                         ----------------------------------------------
                          1996      1995      1994      1993      1992
                          ----      ----      ----      ----      ----
                                         (in thousands)
Nonaccrual loans         $1,538    $2,061    $2,374    $2,445    $2,651

Accruing loans past
 due 90 days or more        901       915       830       962     1,059

Restructured loans        1,195       694       592       222       255


The 1996 and 1995 nonaccrual loan amounts include $1,124,000 and $1,359,000, respectively, for loans considered impaired under Financial Accounting Standards Board Statement 114. This statement was adopted in 1995 and is explained on page 25 of the annual stockholders report for the year ended December 31, 1996 which is incorporated herein by reference.

Additional information with respect to nonaccrual and restructured loans for the two years ended December 31, 1996 is as follows:

                                                     1996           1995
                                                     ----           ----
                                                       (in thousands)
      Gross interest income that would have been
      recorded if the loans had been current
      in accordance with their original terms        $194           $261

      Interest income that was included in net
      income                                           72             73

The Company's policy with respect to nonaccrual loans and the recognition of loan interest income is explained on page 24 of the annual stockholders report for the year ended December 31, 1996 which is incorporated herein by reference.

Potential Problem Loans

Loans not past due but about which management has doubt as to the ability of the borrowers to comply with present repayment terms amounted to $16,348,000 at December 31, 1996, as detailed below. Management feels that the degree of risk associated with these loans is not significant enough to require them to be placed on a nonaccrual basis. These loans are subject to constant management attention and their classification is reviewed at least quarterly.

                                    Potential
                                     Problem       $ Amount
                                      Loans      Collateralized
                                    ---------    --------------
                                         (in thousands)
     Commercial                      $14,360        $14,084
     Real estate - construction          -              -
     Real estate - mortgage            1,845          1,835
     Consumer                            143            114
                                     -------        -------

                                     $16,348        $16,033
                                     =======        =======


SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Company's loan loss experience for the five years ended December 31, 1996.

                                   1996     1995     1994     1993     1992
                                   ----     ----     ----     ----     ----
                                                (in thousands)
Balance of allowance for
 loan losses at beginning
 of period                        $7,589   $6,701   $6,553   $5,868   $6,065

Loans charged-off:
 Commercial, financial, and
  agricultural                       746      409      691      131      831
 Real estate-construction             -        -        -        -        -
 Real estate-mortgage                 99      125       93      107      161
 Consumer                            545      411      485      588      817
                                  ------   ------   ------   ------   ------

  Total loans charged-off          1,390      945    1,269      826    1,809

Recoveries of loans previously
 charged-off:
 Commercial, financial, and
  agricultural                        66       79      106      162       84
 Real estate-construction             -        -        -       -        -
 Real estate-mortgage                 12       21       28       31       21
 Consumer                            182      150      162      159      192
                                  ------   ------   ------   ------   ------

  Total recoveries                   260      250      296      352      297
                                  ------   ------   ------   ------   ------

Net loans charged-off              1,130      695      973      474    1,512

Additions to allowance charged
 to expense*                       1,929    1,583    1,121    1,159    1,315
                                  ------   ------   ------   ------   ------

Balance at end of period          $8,388   $7,589   $6,701   $6,553   $5,868
                                  ======   ======   ======   ======   ======

Ratio of net charge-offs
 during period to average
 loans outstanding                 .20%     .13%     .19%     .10%     .32%


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

The following table shows an allocation of the allowance for loan losses at each of the five dates indicated:

                    December 31, 1996        December 31, 1995         December 31, 1994
                   -----------------         -----------------         -----------------

                            Percent of                 Percent of                 Percent of
                          Type of Loans              Type of Loans              Type of Loans
               Allowance  to Total Loans  Allowance  to Total Loans  Allowance  to Total Loans
               ---------  --------------  ---------  --------------  ---------  --------------
                                                    (Amounts in thousands)
Commercial,
 financial and
 agricultural   $1,813        41.3%        $2,228        43.9%         $2,127       46.0%
Real estate-
 construction      -           2.1            -           1.8             -          1.7
Real estate-
 mortgage          321        36.5            439        34.1             470       32.5
Consumer           795        20.1            973        20.2             985       19.8
Not allocated    5,459         n/a          3,949         n/a           3,119        n/a
                ------       -----         ------       -----          ------      -----

                $8,388       100.0%        $7,589       100.0%         $6,701      100.0%
                ======       =====         ======       =====          ======      =====


                       [WIDE TABLE CONTINUED FROM ABOVE]



                  December 31, 1993         December 31, 1992
                  -----------------         -----------------

                           Percent of                 Percent of
                          Type of Loans              Type of Loans
               Allowance  to Total Loans  Allowance  to Total Loans
               ---------  --------------  ---------  --------------

Commercial,
 financial and
 agricultural   $1,940        45.9%        $1,633        41.9%
Real estate-
 construction      -           1.7             14         1.9
Real estate-
 mortgage          208        33.2            747        35.9
Consumer         1,036        19.2            810        20.3
Not allocated    3,369         n/a          2,664         n/a
                ------       -----         ------       -----

                $6,553       100.0%        $5,868       100.0%
                ======       =====         ======       =====

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

                          The Company             Regulatory Requirements
                      -------------------         -----------------------
                    1996      1995     1994     Well Capitalized    Minimum
                    ----      ----     ----     ----------------    -------
Leverage           11.12%    10.46%    9.88%          5.0%            4.0%
Tier 1             14.58     14.31    13.73           6.0             4.0
Tier 1 + Tier 2    15.83     15.56    14.94          10.0             8.0


RETURN ON EQUITY AND ASSETS

The "Statistical Summary" on page 12 of the annual stockholders report for the year ended December 31, 1996 is incorporated herein by reference.


ITEM 2.  PROPERTIES

The Company owns seven member banks and one nonbank subsidiary, and has a total of 32 banking offices, all of which are located in the Upper Peninsula of Michigan. The Company owns 27 and leases 5 of these banking offices. The Company also owns all 32 of its ATM's. The owned properties are unencumbered. Five of the leases can be terminated or renewed at no longer than five-year intervals at the lessees' option, with the other lease having a ten-year term and none of these being materially significant to their businesses.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None



                               EXECUTIVE OFFICERS
                                OF THE REGISTRANT


Pursuant to instruction G(3), the following information is included as an unnumbered Item in Part I of this report in lieu of being included in the proxy statement for the annual stockholders' meeting to be held on April 29, 1997.

The executive officers of the Company are as follows:

      Name                    Age                    Position
      ----                    ---                    --------
Howard L. Cohodas              52            Chairman and President
Kenneth F. Beck                59            Senior Vice President, Treasurer
                                             and Secretary
Ward L. Rantala                45            Vice President - Human Resources

Howard L. Cohodas has been Chairman and President of the Company since prior to March, 1992.

Kenneth F. Beck has been Senior Vice President, Treasurer and Secretary of the Company since prior to March, 1992.

Ward L. Rantala has been Vice President - Human Resources of the Company since prior to March, 1992.

Terms of office for the executive officers expire April 29, 1997, the scheduled date of the annual reorganizational meeting of the Company. The officers serve at the pleasure of the Board of Directors.



                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The "Market Price and Dividend Information" on page 40 of the annual stockholders report for the year ended December 31, 1996 is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

The "Consolidated Selected Financial Data" on page 12 of the annual stockholders report for the year ended December 31, 1996 is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 19 of the annual stockholders report for the year ended December 31, 1996 is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements included on pages 20 through 36 of the annual stockholders report for the year ended December 31, 1996, are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained on pages 1 and 2 of the Company's Proxy Statement dated March 24, 1997, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.


ITEM 11.  EXECUTIVE COMPENSATION

The information contained on page 3 of the Company's Proxy Statement dated March 24, 1997, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained on pages 8 and 9 of the Company's Proxy Statement dated March 24, 1997, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on page 6 of the Company's Proxy Statement dated March 24, 1997, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Financial Statement Schedules.

          The following documents are filed as a part of this report:

          (1) Financial Statements as required by Item 8 of this Form incorporated by reference herein from the 1996 annual report to stockholders attached hereto as Exhibit 13:

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

               Consolidated Statements of
               Cash Flows                    Annual report under the caption
                                             "Consolidated Statements of Cash
                                             Flows."

               Consolidated Statements of
               Shareholders' Equity          Annual report under the caption
                                             "Consolidated Statements of Changes
                                             in Stockholders' Equity."

               Notes to Consolidated
               Financial Statements          Annual report under the caption
                                             "Notes to Consolidated Financial
                                             Statements."

               Report of Independent
               Accountants                   Annual report under the caption
                                             "Report of Independent Auditors."

           (3) Listing of exhibits

               (3a) Articles of Incorporation

               (3b) Bylaws

               (10) Material contracts - executive incentive plan*

               (13) Incorporated portions from the annual report to security holders


*Management contract or compensatory plan or arrangement


               (21) Subsidiaries of the registrant

               (23) Consents of independent auditors

               (24) Power of attorney

               (27) Financial data schedule


     (b)  No reports on Form 8-K were filed in the fourth quarter of 1996.

     (c)  Exhibits

          (3a) Articles of Incorporation--A copy of the Company's articles of incorporation is filed as Exhibit 3(a) to the Company's Registration Statement on Form S-4 (Registration #33-73064) filed with the Commission on December 20, 1993 and incorporated herein by this reference.

          (3b) Bylaws--A copy of the Company's bylaws is filed as Exhibit 3(b) to the Company's Registration Statement on Form S-4 (Registration #33-73064) filed with the Commission on December 20, 1993 and incorporated herein by this reference.

          (10) Material contracts--A description of the Company's executive incentive plan is filed as Exhibit 10 to the Company's Report on Form 10-K for 1993 filed with the Commission on March 25, 1994 and incorporated herein by this reference.

          (13) Annual report to security holders--Incorporated portions from the Company's annual stockholders report for the year ended December 31, 1996 are filed as Exhibit 13 at page 22 of this report.

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




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 1997.


                                  MICHIGAN FINANCIAL CORPORATION
                                           (Registrant)


                              By: /s/ KENNETH F. BECK
                                  --------------------------------------
                                  KENNETH F. BECK, Senior Vice President
                                  Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 1997.


         Signature                           Title
         ---------                           -----

                                 Howard L. Cohodas
/s/ HOWARD L. COHODAS            Chairman, President (Principal
------------------------------   Executive Officer) and Director


                                 Kenneth F. Beck
/s/ KENNETH F. BECK              Senior Vice President (Principal
------------------------------   Financial and Accounting Officer),
                                 Treasurer, Secretary and Director


                                 Gary L. Butryn
/s/ GARY L. BUTRYN             * Director
------------------------------


                                 Willard M. Carne
/s/ WILLARD M. CARNE           * Director
------------------------------


                                 Willard L. Cohodas
/s/ WILLARD L. COHODAS         * Director
------------------------------


                                  Clarence R. Fisher
/s/ CLARENCE R. FISHER          * Director
------------------------------


                                  Hugh C. Higley, Jr.
/s/ HUGH C. HIGLEY, JR          * Director
------------------------------


                                  David Holli
/s/ DAVID HOLLI                 * Director
------------------------------


                                  Daniel H. Lori
/s/ DANIEL H. LORI              * Director
------------------------------


                                  Fred M. Saigh
/s/ FRED M. SAIGH               * Director
------------------------------



                                  James L. Smith
/s/ JAMES L. SMITH              * Director
------------------------------



  *By Kenneth F. Beck as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which powers of Attorney have been filed with the Securities and Exchange Commission.




                                INDEX TO EXHIBITS



Exhibit No.                     Description                     Page
-----------                     -----------                     ----

    13                  Incorporated portions from the
                         annual stockholders report
                         for the year ended
                         December 31, 1996                       22

    23                  Consents of independent auditors         23

    24                  Power of attorney                        24

    27                  Financial data schedule                  25