Form 10-Q
period 1997-03-31
MICHIGAN FINANCIAL CORP
filed 1997-05-09
CIK 65637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ______________

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             CLASS                            Outstanding as of May 5, 1997
----------------------------------           ----------------------------------

Common Stock, no par value                              5,598,267




PART I.  FINANCIAL INFORMATION

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                 March 31,     December 31,     March 31,
                                                                   1997            1996           1996
                                                                ----------     ------------     ---------
                                                                          (dollars in thousands)
ASSETS
  Cash and due from banks                                       $  33,671       $  38,662       $  29,507

  Short-term investments:
    Federal funds sold                                              2,900                          26,810
    Money market investments                                          323             285             282

  Investment securities:
    Available for sale                                             94,767         101,959         108,488
    Held to maturity                                               17,990          18,662          24,471

  Loans                                                           605,219         598,623         559,083
  Allowance for loan losses                                        (8,476)         (8,388)         (7,669)
                                                                ---------       ---------       ---------
                                                 NET LOANS        596,743         590,235         551,414

  Premises and equipment                                           24,832          24,679          23,053
  Accrued interest receivable                                       5,475           5,208           5,568
  Other assets                                                      9,188           9,663           7,173
                                                                ---------       ---------       ---------

                                                                $ 785,889       $ 789,353       $ 776,766
                                                                =========       =========       =========

LIABILITIES
  Noninterest bearing deposits                                  $  68,024       $  74,365       $  63,414
  Interest bearing deposits                                       616,637         601,743         620,320
                                                                ---------       ---------       ---------
                                            TOTAL DEPOSITS        684,661         676,108         683,734

  Federal Home Loan Bank advances                                   2,000
  Federal funds purchased                                                          16,015
  Accrued interest payable                                          3,218           2,770           3,182
  Other liabilities                                                 8,555           7,847           7,993
                                                                ---------       ---------       ---------
                                         TOTAL LIABILITIES        698,434         702,740         694,909

STOCKHOLDERS' EQUITY
  Common stock, no par value:
    Authorized shares - 10,000,000
    Shares issued and outstanding - 5,598,267                      18,555          18,555          18,555
  Retained earnings                                                69,646          68,343          63,987
  Securities valuation                                               (746)           (285)           (685)
                                                                ---------       ---------       ---------
                                TOTAL STOCKHOLDERS' EQUITY         87,455          86,613          81,857
                                                                ---------       ---------       ---------

                                                                $ 785,889       $ 789,353       $ 776,766
                                                                =========       =========       =========

See notes to consolidated financial statements.



                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three months ended
                                                                      March 31
                                                                  1997         1996
                                                                -------      -------
                                                         (in thousands, except per share data)
Interest income:
  Loans, including fees                                         $14,209      $13,481
  Short-term investments                                             66          338
  Investment securities:
    Taxable                                                       1,462        1,583
    Tax-exempt                                                      202          286
                                                                -------      -------
                             TOTAL INTEREST INCOME               15,939       15,688
Interest expense:
  Deposits                                                        6,110        6,153
  Borrowings                                                         91
                                                                -------      -------
                            TOTAL INTEREST EXPENSE                6,201        6,153
                                                                -------      -------
                               NET INTEREST INCOME                9,738        9,535

Provision for loan losses                                           204          200
                                                                -------      -------
                         NET INTEREST INCOME AFTER
                         PROVISION FOR LOAN LOSSES                9,534        9,335

Noninterest income:
  Trust department income                                         1,085          995
  Fees for other customer services                                  830          730
  Other                                                             564          455
                                                                -------      -------
                                                                  2,479        2,180
                                                                -------      -------
                                                                 12,013       11,515
Noninterest expenses:
  Salaries and employee benefits                                  4,694        4,547
  Net occupancy                                                     714          647
  Furniture and equipment                                           482          411
  Data processing                                                   417          343
  Advertising                                                       292          308
  Other                                                           1,940        1,994
                                                                -------      -------
                                                                  8,539        8,250
                                                                -------      -------

Income before income tax expense                                  3,474        3,265
Income tax expense                                                1,051          929
                                                                -------      -------
                                        NET INCOME              $ 2,423      $ 2,336
                                                                =======      =======

WEIGHTED AVERAGE SHARES OUTSTANDING                              5,598        5,598

Per share data:
  Net income                                                    $   .43      $   .42
                                                                =======      =======
  Dividends paid                                                $   .20      $  .165
                                                                =======      =======

See notes to consolidated financial statements.




                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Three months ended
                                                                    March 31
                                                              1997           1996
                                                            --------       --------
                                                                 (in thousands)
OPERATING ACTIVITIES
   Net income                                               $  2,423       $  2,336
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Origination of mortgage loans held for sale          (4,053)       (10,155)
         Proceeds from sale of mortgage loans held
            for sale                                           3,991          9,680
         Depreciation and amortization                           508            440
         Increase in interest payable                            448            346
         (Increase) decrease  in interest receivable            (267)           211
         Provision for loan losses                               204            200
         Realized gain on sale of loans                         (147)           (57)
         Amortization of investment securities premium            29             59
         Other                                                 1,407            613
                                                            --------       --------

           NET CASH PROVIDED BY OPERATING ACTIVITIES           4,543          3,673


INVESTING ACTIVITIES
   Proceeds from maturities of available for sale
      securities                                              10,442         17,699
   Net (increase) decrease in loans                           (6,503)         2,220
   Purchases of available for sale securities                 (3,988)       (12,191)
   Net increase in short-term investments                     (2,938)        (9,445)
   Proceeds from maturities of held to maturity
      securities                                                 672            374
   Purchases of premises and equipment                          (637)          (640)
   Proceeds from sale of premises and equipment                                  18
                                                            --------       --------

           NET CASH USED BY INVESTING ACTIVITIES              (2,952)        (1,965)


FINANCING ACTIVITIES
   Decrease in federal funds purchased                       (16,015)
   Net increase (decrease) in deposits                         8,553         (3,420)
   Federal Home Loan Bank advances                             2,000
   Cash dividends                                             (1,120)          (924)
                                                            --------       --------

           NET CASH USED BY FINANCING ACTIVITIES              (6,582)        (4,344)


           DECREASE IN CASH AND DUE FROM BANKS                (4,991)        (2,636)
                                                            --------       --------

Cash and due from banks at beginning of year                  38,662         32,143
                                                            --------       --------

     CASH AND DUE FROM BANKS AT END OF PERIOD               $ 33,671       $ 29,507
                                                            ========       ========

See notes to consolidated financial statements



                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the consolidated financial statements and foot-notes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


NOTE B - ACCOUNTING CHANGE

Effective January 1, 1997, the Company adopted Financial Accounting Standards Board ("FASB") Statement 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement 125 revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It is effective for some transactions in 1997 and others in 1998. The statement is not expected to have a material effect on the Company's consolidated financial position or results of operations.


NOTE C - PENDING ACCOUNTING CHANGE

In March 1997, the FASB revised the accounting requirements for calculating earnings per share. Basic earnings per share beginning with year end 1997 will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options. All prior calculations will be restated to be comparable to the new methods. As the Company has not had significant dilution from stock options, the new calculation methods will not significantly affect future basic earnings per share and diluted earnings per share.


NOTE D - INVESTMENT SECURITIES

A comparison of the carrying amount and approximate market value follows:


                                  March 31, 1997           December 31, 1996
                             -----------------------    -----------------------
                             Amortized   Approximate    Amortized   Approximate
                               Cost     Market Value      Cost     Market Value
                             ---------  ------------    ---------  ------------
                                               (in thousands)
Available for Sale

U.S. Treasury and
  government agencies         $67,942      $67,228      $ 71,447     $ 71,256
Mortgage-backed securities     24,112       23,671        27,090       26,828
Other securities                3,860        3,868         3,860        3,875
                              -------      -------      --------     --------

                      TOTAL   $95,914      $94,767      $102,397     $101,959
                              =======      =======      ========     ========

Held to Maturity

State and political
  subdivisions                $17,990      $17,937       $18,662      $18,626
                              =======      =======       =======      =======


NOTE E - PENDING STOCK DIVIDEND

On April 29, 1997, the board of directors of the Company declared a 5% stock dividend, payable on June 20, 1997, to stockholders of record as of June 5, 1997. The pro forma effect of this pending transaction on the consolidated statements of income would be as follows:

                                             Three months ended
                                                   March 31
                                              1997          1996
                                              ----          ----
                                      (in thousands, except per share data)
WEIGHTED AVERAGE SHARES OUTSTANDING           5,878         5,878

Per share data:
  Net income                                   $.41          $.40
  Dividends paid                               $.19          $.16


NOTE F - RECLASSIFICATIONS

Certain amounts in 1996 have been reclassified to conform with the classifications in 1997.



               MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

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

                                                Change from December 31, 1996
                                                      to March 31, 1997
                                                ------------------------------
                                                 Amount of           Percent
                                                  Increase           Increase
                                                 (Decrease)         (Decrease)
                                                -----------         ----------
Funding sources:
  Deposits                                       $  8,553              1.3%
  Federal Home Loan Bank advances                   2,000              NMF
  Federal funds purchased                         (16,015)             NMF
  Other sources, net                                7,248             38.1
                                                 --------
                                                 $  1,786               .2%
                                                 ========             ====

Funding uses:
  Loans                                          $  6,712              1.1%
  Investment securities                            (7,864)            (6.5)
  Short-term investments                            2,938              NMF
                                                 --------
          Total uses                             $  1,786               .2%
                                                 ========             ====

Aggregate deposits, the primary source of funds, increased by $8,553,000 or 1.3% during the first quarter of 1997. Experience was mixed within the deposit category, as shown below:

                                             Increase
                                            (Decrease)        Percent
                                            ----------        -------
      Demand                                 $(6,341)          (8.5)%
      Savings                                   (644)           (.2)
      Time-retail                              9,645            3.5
      Time-jumbo                               5,893           18.1
                                             -------
                                             $ 8,553            1.3%
                                             =======           ====

As a result, total deposit levels at March 31, 1997 showed an increase from the end of 1996.

The loan portfolio increased slightly by 1.1% during the first quarter of 1997. The commercial loan area increased during the period while real estate mortgages and installment loans decreased.

For liquidity purposes the excess funds generated during the period were mainly placed in short-term investments.

In addition to the above trends in the sources and uses of funds, the Company services loans for outside agencies, primarily the Federal Home Loan Mortgage Corporation ("Freddie Mac"). At March 31, 1997 the volume of Freddie Mac loans sold with servicing being retained was $215 million. The comparable figure one year earlier was $202 million. The ability of the Company to sell these loans enables it to more effectively manage its funding operations.


LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1997 there were no significant changes with respect to the capital resources of the Company. Management feels that the liquidity position of the Company as of March 31, 1997 is more than adequate to meet its future cash flow needs. Management also closely monitors capital levels to provide for normal business needs and to comply with regulatory requirements. As summarized below, the Company's capital ratios were well in excess of the regulatory requirements for classification as "Well Capitalized":

                             Regulatory
                             Minimum for              March 31,
                         "Well Capitalized"        1997     1996
                         ------------------        ----     ----
Total capital                  10.0%              15.92%   15.83%
Tier I capital                  6.0               14.67    14.58
Tier I leverage ratio           5.0               11.30    10.62


RESULTS OF OPERATIONS

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below in thousands of dollars, and as a percent.

                                            Comparison of
                                       -----------------------
                                         Three months ended
                                       March 31, 1997 and 1996
                                       -----------------------
                                         Increase (Decrease)
Interest income                            $  251     1.6%
Interest expense                               48      .8
                                           ------
Net interest income                           203     2.1
Provision for loan losses                       4     2.0
                                           ------
Net interest income after provision
  for loan losses                             199     2.1
Noninterest income                            299    13.7
Noninterest expenses                          289     3.5
                                           ------
Income before income tax expense              209     6.4
Income tax expense                            122    13.1
                                           ------

      Net income                           $   87     3.7%
                                           ======


Net Interest Income

The increase in net interest income during the first quarter of 1997 was due to the fact that while both interest income and interest expense increased from the first quarter in 1996, interest income increased more. The increase in the loan to deposit ratio to 88.4% at March 31, 1997 from 81.8% at March 31, 1996 was the major reason for the increase in interest income. Net interest income performance in future periods will be primarily dependent upon general interest rate developments.


Provision for Loan Losses

The loan loss provision increased slightly during the first three months of 1997 largely due to the larger loan portfolio. This increased loan loss provision allowed for an increase to the allowance for loan losses of $88,000 or 1.0% during the quarter. Net loan charge-offs for the quarter amounted to $116,000, down from the amount of $120,000 for the comparable period in 1996. On an annualized basis these charge-offs amounted to .08% of average loans outstanding, down from the .09% for the comparable period in 1996. This is a relatively low level on an internal historical basis as well as in comparison to peer groups.

Expressed as a percent of outstanding loans the allowance held steady at 1.40% for both year end 1996 and March 31, 1997. The allowance level will not necessarily be maintained at this level during future periods as the amounts provided during any given period are dependent upon management's ongoing review process and assessment of the perceived loss exposure in the then outstanding loan portfolio.

Nonperforming loans continue at low levels, although they did increase in the first quarter of 1997 by $618,000 or 17.0%. Total nonperforming assets, which include other real estate, also continue at low levels despite an increase of $578,000 or 10.7% from December 31, 1996.

The table below presents a comparison of nonperformings.

                                     March 31,          December 31,
                                       1997                 1996
                                       ----                 ----
                                            (in thousands)
     Nonaccrual loans                 $1,982               $1,538
     Loans past due
      90 days or more                  1,083                  901
     Restructured loans                1,187                1,195
                                      ------               ------
       Total nonperforming loans       4,252                3,634
     Other real estate                 1,711                1,751
                                      ------               ------
       Total nonperforming assets     $5,963               $5,385
                                      ======               ======

     Nonperforming loans
      as a % of total loans             .70%                 .61%
                                        ===                  ===

     Nonperforming assets
      as a % of total assets            .76%                 .68%
                                        ===                  ===

On a percentage basis, the allowance for loan losses decreased from 230.8% of nonperforming loans at the end of 1996 to 199.3% at March 31, 1997. Management intends to continue in its efforts toward maintaining the high quality of the loan portfolio.


Noninterest Expenses

The increase in noninterest expenses resulted from changes in its major components as set forth below, indicative of the normal effects of inflation as well as the growth of the organization. The major components of other expenses increased (decreased) as follows:

                                           Three months
                                              ended
                                          March 31, 1997
                                          --------------
    Salaries and employee benefits             3.2%
    Occupancy, furniture and equipment        13.0
    Data processing                           21.6
    Advertising                               (5.2)
    Other                                     (2.7)

A large part of the occupancy, furniture and equipment increase is due to a complete upgrade and networking of the Company's personal computers. This upgrade was started during the third quarter of 1996 and completed during the first quarter of 1997. The increase in data processing is due to programming charges, mainly for the combined statements now being issued, along with normal increases. Future increases in this area will depend upon the amount of special programming needed.


Applicable Income Tax

Applicable income tax expense is based on income, less that portion which is exempt from federal taxation, taxed at the statutory federal income tax rate of 35%. The provision is further reduced by other smaller items. The increase in the 1997 income tax provision reported herein for the first quarter was mostly due to the increase in pre-tax income of the Company for the first quarter of 1997, combined with a decrease in the portion of interest income which is exempt from federal taxation.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit (27) Financial Data Schedule - The required financial data schedule is filed as Exhibit 27 at page 14 of this report.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1997



                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Michigan Financial Corporation
                                         ---------------------------------------
                                                    (Registrant)



Dated:   May 5, 1997                     /s/ HOWARD L. COHODAS
        ------------------               ---------------------------------------
                                         Howard L. Cohodas, Chairman
                                           & President
                                           (Chief Executive Officer)



Dated:   May 5, 1997                     /s/ KENNETH F. BECK
        ------------------               ---------------------------------------
                                         Kenneth F. Beck, Senior Vice President,
                                           Treasurer & Secretary
                                           (Chief Financial Officer and
                                              Chief Accounting Officer)