Form 10-Q
period 1997-06-30
MICHIGAN FINANCIAL CORP
filed 1997-08-06
CIK 65637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             CLASS                            Outstanding as of August 4, 1997
             -----                            --------------------------------
   Common Stock, no par value                             5,877,601

PART I.  FINANCIAL INFORMATION

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                               June 30,    December 31,    June 30,
                                                                 1997          1996          1996
                                                              ---------     ---------     ---------
                                                                             (dollars in thousands)
ASSETS
  Cash and due from banks                                     $  35,169     $  38,662     $  30,238

  Short-term investments:
    Federal funds sold                                            2,800                      17,350
    Money market investments                                        356           285           260

  Investment securities:
    Available for sale                                           93,511       101,959       112,874
    Held to maturity                                             13,530        18,662        20,483

  Loans                                                         622,655       598,623       568,904
  Allowance for loan losses                                      (8,698)       (8,388)       (7,786)
                                                              ---------     ---------     ---------
                                                 NET LOANS      613,957       590,235       561,118

  Premises and equipment                                         25,540        24,679        23,666
  Accrued interest receivable                                     5,527         5,208         5,575
  Other assets                                                    9,678         9,663         8,860
                                                              ---------     ---------     ---------

                                                              $ 800,068     $ 789,353     $ 780,424
                                                              =========     =========     =========

LIABILITIES
  Noninterest bearing deposits                                $  72,807     $  74,365     $  68,402
  Interest bearing deposits                                     623,764       601,743       618,785
                                                              ---------     ---------     ---------
                                            TOTAL DEPOSITS      696,571       676,108       687,187

  Federal Home Loan Bank advances                                 2,000
  Federal funds purchased                                                      16,015
  Accrued interest payable                                        3,018         2,770         2,736
  Other liabilities                                               9,057         7,847         7,943
                                                              ---------     ---------     ---------
                                         TOTAL LIABILITIES      710,646       702,740       697,866

STOCKHOLDERS' EQUITY
  Common stock, no par value:
    Authorized shares - 10,000,000
    Shares issued and outstanding - 5,877,601                    25,050        18,555        18,555
  Retained earnings                                              64,554        68,343        65,408
  Securities valuation                                             (182)         (285)       (1,405)
                                                              ---------     ---------     ---------
                                TOTAL STOCKHOLDERS' EQUITY       89,422        86,613        82,558
                                                              ---------     ---------     ---------

                                                              $ 800,068     $ 789,353     $ 780,424
                                                              =========     =========     =========


See notes to consolidated financial statements

               MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES IES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                               Three months ended        Six months ended
                                                                      June 30                 June 30
                                                                1997         1996         1997       1996
                                                              --------     --------     -------    -------
                                                                  (in thousands, except per share data)
Interest income:
  Loans, including fees                                       $ 14,833     $ 13,567     $29,042    $27,048
  Short-term investments                                           121          280         187        618
  Investment securities:
    Taxable                                                      1,433        1,642       2,895      3,225
    Tax-exempt                                                     168          247         370        533
                                                              --------     --------     -------    -------
                                     TOTAL INTEREST INCOME      16,555       15,736      32,494     31,424
Interest expense:
  Deposits                                                       6,458        6,083      12,568     12,236
  Borrowings                                                        28            1         119          1
                                                              --------     --------     -------    -------
                                    TOTAL INTEREST EXPENSE       6,486        6,084      12,687     12,237
                                                              --------     --------     -------    -------
                                       NET INTEREST INCOME      10,069        9,652      19,807     19,187

Provision for loan losses                                          454          330         658        530
                                                              --------     --------     -------    -------
                                 NET INTEREST INCOME AFTER
                                 PROVISION FOR LOAN LOSSES       9,615        9,322      19,149     18,657

Noninterest income:
  Trust department income                                        1,092        1,002       2,177      1,997
  Fees for other customer services                                 941          801       1,771      1,531
  Other                                                            638          470       1,202        925
  Investment securities losses                                                  (13)                   (13)
                                                              --------     --------     -------    -------
                                                                 2,671        2,260       5,150      4,440
                                                              --------     --------     -------    -------
                                                                12,286       11,582      24,299     23,097
Noninterest expenses:
  Salaries and employee benefits                                 4,645        4,508       9,339      9,055
  Net occupancy                                                    643          646       1,357      1,293
  Furniture and equipment                                          488          406         970        817
  Data processing                                                  441          363         858        706
  Advertising                                                      345          418         637        726
  Other                                                          2,033        1,790       3,973      3,784
                                                              --------     --------     -------    -------
                                                                 8,595        8,131      17,134     16,381
                                                              --------     --------     -------    -------

Income before income tax expense                                 3,691        3,451       7,165      6,716
Income tax expense                                               1,155        1,050       2,206      1,979
                                                              --------     --------     -------    -------
                                                NET INCOME    $  2,536     $  2,401     $ 4,959    $ 4,737
                                                              ========     ========     =======    =======

                       WEIGHTED AVERAGE SHARES OUTSTANDING       5,878        5,878       5,878      5,878

Per share data:
  Net income                                                  $    .43     $    .41     $   .84    $   .81
                                                              ========     ========     =======    =======
  Dividends paid                                              $    .19     $    .17     $   .38    $   .32
                                                              ========     ========     =======    =======


See notes to consolidated financial statements.

                MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Six months ended
                                                                        June 30
                                                                   1997         1996
                                                                 --------     --------
                                                                     (in thousands)
OPERATING ACTIVITIES
   Net income                                                    $  4,959     $  4,737
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Proceeds from sale of mortgage loans held
            for sale                                               12,134       20,900
         Origination of mortgage loans held for sale              (10,800)     (21,375)
         Depreciation and amortization                              1,027          898
         Provision for loan losses                                    658          530
         Realized gain on sale of loans                              (330)        (101)
         (Increase) decrease in interest receivable                  (319)         204
         Increase (decrease) in interest payable                      248         (100)
         Amortization of investment securities premium                 41          107
         Realized investment securities losses                                      13
         Other                                                      1,092         (756)
                                                                 --------     --------

                    NET CASH PROVIDED BY OPERATING ACTIVITIES       8,710        5,057


INVESTING ACTIVITIES
   Net increase in loans                                          (25,384)      (7,770)
   Proceeds from maturities of available for sale
      securities                                                   12,553       25,503
   Proceeds from maturities of held to maturity
      securities                                                    5,132        4,362
   Purchases of available for sale securities                      (3,988)     (27,032)
   Net (increase) decrease in short-term investments               (2,871)          37
   Purchases of premises and equipment                             (1,851)      (1,697)
   Proceeds from sale of available for sale securities                           1,487
   Proceeds from sale of premises and equipment                        11           19
                                                                 --------     --------

                        NET CASH USED BY INVESTING ACTIVITIES     (16,398)      (5,091)


FINANCING ACTIVITIES
   Net increase in deposits                                        20,463           33
   Decrease in federal funds purchased                            (16,015)
   Cash dividends                                                  (2,253)      (1,904)
   Federal Home Loan Bank advances                                  2,000
                                                                 --------     --------

             NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       4,195       (1,871)


                          DECREASE IN CASH AND DUE FROM BANKS      (3,493)      (1,905)
                                                                 --------     --------

Cash and due from banks at beginning of year                       38,662       32,143
                                                                 --------     --------

                     CASH AND DUE FROM BANKS AT END OF PERIOD    $ 35,169     $ 30,238
                                                                 ========     ========


See notes to consolidated financial statements.

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the three and six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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


NOTE D - INVESTMENT SECURITIES

A comparison of the carrying amount and approximate market value follows:


                                  June 30, 1997            December 31, 1996
                             -----------------------    -----------------------
                             Amortized   Approximate    Amortized   Approximate
                               Cost     Market Value      Cost     Market Value
                             ---------  ------------    ---------  ------------
                                               (in thousands)
Available for Sale

U.S. Treasury and
  government agencies         $68,432      $68,291      $ 71,447     $ 71,256
Mortgage-backed securities     21,331       21,181        27,090       26,828
Other securities                4,028        4,039         3,860        3,875
                              -------      -------      --------     --------

                      TOTAL   $93,791      $93,511      $102,397     $101,959
                              =======      =======      ========     ========

Held to Maturity

State and political
  subdivisions                $13,530      $13,551       $18,662      $18,626
                              =======      =======      ========     ========


NOTE E - STOCK DIVIDEND

On June 20, 1997, the Company issued 279,334 shares of common stock as a 5% stock dividend. These shares had a value of $6,495,000 at the date of issuance.

References to the number of shares of common stock in the financial statements and all per share data have been adjusted for the stock dividend.


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

                                                  Change from December 31, 1996
                                                         to June 30, 1997
                                                  ------------------------------
                                                  Amount of            Percent
                                                   Increase            Increase
                                                  (Decrease)          (Decrease)
                                                  ----------          ----------
Funding sources:
  Deposits                                         $ 20,463              3.0%
  Federal Home Loan Bank advances                     2,000              NMF
  Federal funds purchased                           (16,015)             NMF
  Other sources, net                                  7,223             38.0
                                                   --------
                                                   $ 13,671              1.9%
                                                   ========             ====

Funding uses:
  Loans                                            $ 24,380              4.1%
  Investment securities                             (13,580)           (11.3)
  Short-term investments                              2,871              NMF
                                                   --------
          Total uses                               $ 13,671              1.9%
                                                   ========             ====

Aggregate deposits, the primary source of funds, increased by $20,463,000 or 3.0% during the six months of 1997. Experience was mixed within the deposit category, as shown below:

                                             Increase
                                            (Decrease)        Percent
                                            ----------        -------
      Demand                                 $(1,558)          (2.1)%
      Savings                                  1,566             .5
      Time-retail                             13,186            4.8
      Time-jumbo                               7,269           22.3
                                             -------
                                             $20,463            3.0%
                                             =======           ====

As a result, total deposit levels at June 30, 1997 showed an increase from the end of 1996.

The loan portfolio increased by 4.1% during the first six months of 1997. The largest increase was in the commercial loan area with the real estate mortgages also increasing. The installment loan area showed a slight decrease.

For liquidity purposes the excess funds generated during the period were mainly placed in short-term investments.

In addition to the above trends in the sources and uses of funds, the Company services loans for outside agencies, primarily Freddie Mac. At June 30, 1997 the volume of Freddie Mac loans sold with servicing retained was $217 million. The comparable figure one year earlier was $205 million. The ability of the Company to sell these loans enables it to more effectively manage its funding operations.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1997 there were no significant changes with respect to the capital resources of the Company. Management feels that the liquidity position of the Company as of June 30, 1997 is more than adequate to meet its future cash flow needs. Management also closely monitors capital levels to provide for normal business needs and to comply with regulatory requirements. As summarized below, the Company's capital ratios were well in excess of the regulatory requirements for classification as "Well Capitalized":

                             Regulatory
                             Minimum for              June 30,
                         "Well Capitalized"        1997     1996
                         ------------------        ----     ----
Total capital                  10.0%              15.66%   15.84%
Tier I capital                  6.0               14.41    14.59
Tier I leverage ratio           5.0               11.33    10.81

RESULTS OF OPERATIONS

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below in thousands of dollars, and as a percent.

                                                    Comparison of
                                           ---------------------------------
                                            Three months        Six months
                                           ended June 30,     ended June 30,
                                           1997 and 1996      1997 and 1996
                                           --------------     --------------
                                                   Increase(Decrease)

Interest income                            $  819     5.2%    $1,070     3.4%
Interest expense                              402     6.6        450     3.7
                                          -------             ------
Net interest income                           417     4.3        620     3.2
Provision for loan losses                     124    37.6        128    24.2
                                          -------             ------
Net interest income after provision
  for loan losses                             293     3.1        492     2.6
Noninterest income                            411    18.2        710    16.0
Noninterest expenses                          464     5.7        753     4.6
                                          -------             ------
Income before income tax expense              240     7.0        449     6.7
Income tax expense                            105    10.0        227    11.5
                                          -------             ------

      Net income                           $  135     5.6%    $  222     4.7%
                                          =======             ======


Net Interest Income

The increase in net interest income during the second quarter and the first six months of 1997 was due to the fact that while both interest income and interest expense increased from the comparable periods in 1996, interest income increased more. The increase in the loan to deposit ratio to 89.4% at June 30, 1997 from 82.8% at June 30, 1996 was the major reason for the increase in interest income. Net interest income performance in future periods will be primarily dependent upon general interest rate developments.

Provision for Loan Losses

The loan loss provision increased during both the second quarter and the first six months of 1997 largely due to the larger loan portfolio. The larger provision accounted for the increase in the allowance for loan losses of $310,000 or 3.6% during the first half of 1997. Net loan charge-offs for the first six months amounted to $348,000, up slightly from the amount of $333,000 for the comparable period in 1996. On an annualized basis charge-offs amounted to .12% of average loans outstanding for both 1997 and 1996. This is a relatively low level on an internal historical basis as well as in comparison to peer groups.

Expressed as a percent of outstanding loans the allowance held steady at 1.40% at both year end 1996 and June 30, 1997. The allowance level will not necessarily be maintained at this level during future periods as the amounts provided during any given period are dependent upon management's ongoing review process and assessment of the perceived loss exposure in the then outstanding loan portfolio.

Nonperforming loans continue at low levels, although they did increase in the first half of 1997 by $957,000 or 26.3%. Total nonperforming assets, which include other real estate, also continue at low levels despite an increase of $958,000 or 17.8% from December 31, 1996.

The table below presents a comparison of nonperformings.

                                      June 30,          December 31,
                                       1997                 1996
                                      --------          ------------
                                            (in thousands)
     Nonaccrual loans                 $2,312               $1,538
     Loans past due
      90 days or more                  1,129                  901
     Restructured loans                1,150                1,195
                                      ------               ------
       Total nonperforming loans       4,591                3,634
     Other real estate                 1,752                1,751
                                      ------               ------
       Total nonperforming assets     $6,343               $5,385
                                      ======               ======

     Nonperforming loans
      as a % of total loans             .74%                 .61%
                                      =====                =====

     Nonperforming assets
      as a % of total assets            .79%                 .68%
                                      =====                =====


On a percentage basis, the allowance for loan losses decreased from 230.8% of nonperforming loans at the end of 1996 to 189.5% at June 30, 1997. Management intends to continue in its efforts toward maintaining the high quality of the loan portfolio.

Noninterest Expenses

The increase in noninterest expenses resulted from changes in its major components as set forth below, indicative of the normal effects of inflation as well as the growth of the organization. The major components of other expenses increased (decreased) as follows:

                                            Three months         Six months
                                               ended              ended
                                            June 30, 1997       June 30, 1997
                                            -------------       -------------
    Salaries and employee benefits               3.0%               3.1%
    Occupancy, furniture and equipment           7.5               10.3
    Data processing                             21.5               21.5
    Advertising                                (17.5)             (12.3)
    Other                                       13.6                5.0

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

Applicable Income Tax

Applicable income tax expense is based on income, less that portion which is exempt from federal taxation, taxed at the statutory federal income tax rate of 35%. The provision is further reduced by other smaller items. The increase in the 1997 income tax provision reported herein for the second quarter and the first six months was mostly due to the increase in pre-tax income of the Company for 1997, combined with a decrease in the portion of interest income which is exempt from federal taxation.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
    Exhibit (27) Financial Data Schedule - The required financial data schedule is filed as Exhibit 27 at page 14 of this report.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1997




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



Dated:  August 4, 1997                   /s/ HOWARD L. COHODAS
        ------------------               ---------------------------------------
                                         Howard L. Cohodas, Chairman
                                           & President
                                           (Chief Executive Officer)



Dated:  August 4, 1997                   /s/ KENNETH F. BECK
        ------------------               ---------------------------------------
                                         Kenneth F. Beck, Senior Vice President,
                                           Treasurer & Secretary
                                           (Chief Financial Officer and
                                              Chief Accounting Officer)