Form 10-Q
period 1997-09-30
MICHIGAN FINANCIAL CORP
filed 1997-11-04
CIK 65637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to ______________________

Commission file number  0-7515
                       --------

                         MICHIGAN FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Michigan                                       38-2011532
-------------------------------                      ---------------------------
(State or other jurisdiction of                       (I. R. S. Employer
incorporation or organization)                         Identification Number)

101 West Washington Street, Marquette, Michigan                      49855
-----------------------------------------------                 ----------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code       (906)  228-6940
                                                   -----------------------------

Not applicable
--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days YES  x   No
                                     -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                            Outstanding as of October 31, 1997
----------------------------------           -----------------------------------

Common Stock, no par value                                 5,877,601
----------------------------------           -----------------------------------

PART I.    FINANCIAL  INFORMATION

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                          September 30,    December 31,    September 30,
                                                              1997             1996             1996
                                                          ------------     -----------     ------------
                                                                      (dollars in thousands)
ASSETS
  Cash and due from banks                                  $  42,478        $  38,662        $  37,883

  Money market investments                                       392              285              281

  Investment securities:
    Available for sale                                        83,807          101,959          108,988
    Held to maturity                                          13,256           18,662           19,608

  Loans                                                      638,775          598,623          586,929
  Allowance for loan losses                                   (9,254)          (8,388)          (8,012)
                                                           ---------        ---------        ---------
                                             NET LOANS       629,521          590,235          578,917

  Premises and equipment                                      25,460           24,679           24,038
  Accrued interest receivable                                  5,653            5,208            5,413
  Other assets                                                 9,908            9,663            8,742
                                                           ---------        ---------        ---------

                                                           $ 810,475        $ 789,353        $ 783,870
                                                           =========        =========        =========

LIABILITIES
  Noninterest bearing deposits                             $  71,187        $  74,365        $  76,093
  Interest bearing deposits                                  619,402          601,743          595,782
                                                           ---------        ---------        ---------
                                        TOTAL DEPOSITS       690,589          676,108          671,875

  Federal funds purchased                                     13,900           16,015           16,350
  Federal Home Loan Bank advances                              2,000
  Accrued interest payable                                     3,467            2,770            3,116
  Other liabilities                                            9,468            7,847            8,107
                                                           ---------        ---------        ---------
                                     TOTAL LIABILITIES       719,424          702,740          699,448

STOCKHOLDERS' EQUITY
  Common stock, no par value:
    Authorized shares - 10,000,000
    Shares issued and outstanding - 5,877,601                 25,050           18,555           18,555
  Retained earnings                                           66,056           68,343           66,896
  Securities valuation                                           (55)            (285)          (1,029)
                                                           ---------        ---------        ---------
                            TOTAL STOCKHOLDERS' EQUITY        91,051           86,613           84,422
                                                           ---------        ---------        ---------

                                                           $ 810,475        $ 789,353        $ 783,870
                                                           =========        =========        =========

See notes to consolidated financial statements.

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                  Three months ended           Nine months ended
                                                     September 30                September 30
                                                  1997         1996           1997          1996
                                                 ------       -------       -------       -------
                                                      (in thousands, except per share data)
Interest income:
  Loans, including fees                          $15,397      $14,024       $44,439       $41,072
  Short-term investments                              43           83           230           701
  Investment securities:
    Taxable                                        1,339        1,663         4,234         4,888
    Tax-exempt                                       152          224           522           757
                                                 -------      -------       -------       -------
                      TOTAL INTEREST INCOME       16,931       15,994        49,425        47,418
Interest expense:
  Deposits                                         6,514        6,015        19,082        18,251
  Borrowings                                          87           62           206            63
                                                 -------      -------       -------       -------
                     TOTAL INTEREST EXPENSE        6,601        6,077        19,288        18,314
                                                 -------      -------       -------       -------
                        NET INTEREST INCOME       10,330       9,917        30,137        29,104

Provision for loan losses                            601          616         1,259         1,146
                                                 -------      -------       -------       -------
                  NET INTEREST INCOME AFTER
                  PROVISION FOR LOAN LOSSES        9,729        9,301        28,878        27,958

Noninterest income:
  Trust department income                          1,102        1,037         3,279         3,034
  Fees for other customer services                   927          913         2,698         2,444
  Net gains on sale of loans                         310           60           641           161
  Net investment securities gains (losses)            59           (4)           59           (17)
  Other                                              497          380         1,368         1,204
                                                 -------      -------       -------       -------
                                                   2,895        2,386         8,045         6,826
                                                 -------      -------       -------       -------
                                                  12,624       11,687        36,923        34,784
Noninterest expenses:
  Salaries and employee benefits                   4,693        4,544        14,032        13,599
  Net occupancy                                      670          597         2,027         1,890
  Furniture and equipment                            527          455         1,497         1,272
  Data processing                                    403          395         1,261         1,101
  Advertising                                        314          316           951         1,042
  Other                                            2,157        1,820         6,130         5,604
                                                 -------      -------       -------       -------
                                                   8,764        8,127        25,898        24,508
                                                 -------      -------       -------       -------

Income before income tax expense                   3,860        3,560        11,025        10,276
Income tax expense                                 1,183        1,093         3,389         3,072
                                                 -------      -------       -------       -------
                                 NET INCOME      $ 2,677      $ 2,467       $ 7,636       $ 7,204
                                                 =======      =======       =======       =======

        WEIGHTED AVERAGE SHARES OUTSTANDING        5,878        5,878         5,878         5,878

Per share data:
  Net income                                        $.46         $.42         $1.30         $1.23
                                                 =======      =======       =======       =======
  Dividends paid                                    $.20         $.17          $.58          $.49
                                                 =======      =======       =======       =======

See notes to consolidated financial statements.

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Nine months ended
                                                                                           September 30
                                                                                       1997            1996
                                                                                     --------        --------
                                                                                         (in thousands)
OPERATING ACTIVITIES
   Net income                                                                        $  7,636        $  7,204
   Adjustments to reconcile net income to net cash provided by operating activities:
         Origination of mortgage loans held for sale                                  (24,957)        (31,701)
         Proceeds from sale of mortgage loans held
            for sale                                                                   24,795          30,195
         Depreciation and amortization                                                  1,609           1,391
         Provision for loan losses                                                      1,259           1,146
         Increase (decrease) in interest payable                                          697             280
         Realized gain on sale of loans                                                  (641)           (161)
         (Increase) decrease in interest receivable                                      (445)            366
         Realized investment securities (gains)losses                                     (59)             17
         Amortization of investment securities premium                                     58             150
         Other                                                                          1,164            (684)
                                                                                     --------        --------

                                 NET CASH PROVIDED BY OPERATING ACTIVITIES             11,116           8,203


INVESTING ACTIVITIES
   Net increase in loans                                                              (39,742)        (25,094)
   Proceeds from maturities of available for sale
      securities                                                                       21,858          31,655
   Proceeds from maturities of held to maturity
      securities                                                                        5,611           5,338
   Purchases of available for sale securities                                          (5,464)        (29,768)
   Purchases of premises and equipment                                                 (2,331)         (2,554)
   Proceeds from sale of available for sale securities                                  2,113           2,483
   Purchases of held to maturity securities                                              (205)           (101)
   Net (increase) decrease in short-term investments                                     (107)         17,366
   Proceeds from sale of premises and equipment                                            30              24
                                                                                     --------        --------

                                     NET CASH USED BY INVESTING ACTIVITIES            (18,237)           (651)


FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                 14,481         (15,279)
   Cash dividends                                                                      (3,429)         (2,883)
   Decrease in federal funds purchased                                                 (2,115)
   Federal Home Loan Bank advances                                                      2,000
   Increase in short-term borrowings                                                                   16,350
                                                                                     --------        --------

                          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             10,937          (1,812)


                                       DECREASE IN CASH AND DUE FROM BANKS              3,816           5,740
                                                                                     --------        --------

Cash and due from banks at beginning of year                                           38,662          32,143
                                                                                     --------        --------

                                  CASH AND DUE FROM BANKS AT END OF PERIOD           $ 42,478        $ 37,883
                                                                                     ========        ========

See notes to consolidated financial statements.

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the three and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

NOTE D - INVESTMENT SECURITIES

A comparison of the carrying amount and approximate market value follows:

                                September 30, 1997         December 31, 1996
                             -----------------------    -----------------------
                             Amortized   Approximate    Amortized   Approximate
                               Cost     Market Value      Cost     Market Value
                             ---------  ------------    ---------  ------------
                                               (in thousands)
Available for Sale

U.S. Treasury and
  government agencies         $61,934      $61,874      $ 71,447     $ 71,256
Mortgage-backed securities     17,920       17,885        27,090       26,828
Other securities                4,037        4,048         3,860        3,875
                              -------      -------      --------     --------

                      TOTAL   $83,891      $83,807      $102,397     $101,959
                              =======      =======      ========     ========


Held to Maturity

State and political
  subdivisions                $13,256      $13,284       $18,662      $18,626
                              =======      =======       =======      =======


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

                                                  Change from December 31, 1996
                                                      to September 30, 1997
                                                  -----------------------------
                                                       Increase (Decrease)
                                                  -----------------------------
                                                        $                %
                                                     ------            -----
Funding sources:
  Deposits                                           14,481              2.1
  Federal funds purchased                            (2,115)            13.2
  Federal Home Loan Bank advances                     2,000              NMF
  Other sources, net                                  2,335             12.3
                                                     ------
                                                     16,701              2.3
                                                     ======            =====
Funding uses:
  Loans                                              40,152              6.7
  Investment securities                             (23,558)           (19.5)
  Money market investments                              107             37.5
                                                     ------
          Total uses                                 16,701              2.3
                                                     ======            =====

Aggregate deposits, the primary source of funds, increased by $14,481,000 or 2.1% during the nine months of 1997. Experience was mixed within the deposit category, as shown below:

                                             Increase       (Decrease)
                                             --------       ----------
                                                 $               %
                                                ---             ---
      Time-retail                             17,393            6.3
      Time-jumbo                               6,281           19.3
      Savings                                 (6,015)          (2.1)
      Demand                                  (3,178)          (4.3)
                                              ------
                                              14,481            2.1
                                              ======           ====

As a result, total deposit levels at September 30, 1997 showed an increase from the end of 1996.

The loan portfolio increased by 6.7% during the first nine months of 1997. The largest increase was in the commercial loan area with real estate mortgages also increasing. The installment loan area showed a modest decrease of 2.3%.

In addition to the above trends in the sources and uses of funds, the Company services loans for outside agencies, primarily Freddie Mac. At September 30, 1997 the volume of Freddie Mac loans sold with servicing retained was $227 million. The comparable figure one year earlier was $208 million. The ability of the Company to sell these loans enables it to more effectively manage its funding operations.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1997 there were no significant changes with respect to the capital resources of the Company. Liquidity is largely unchanged from year end 1996. Management feels that the liquidity position of the Company as of September 30, 1997 is more than adequate to meet its future cash flow needs. Management also closely monitors capital levels to provide for normal business needs and to comply with regulatory requirements. As summarized below, the Company's capital ratios were well in excess of the regulatory requirements for classification as "Well Capitalized":

                                      Regulatory
                                      Minimum for           September 30,
                                  "Well Capitalized"        1997     1996
                                  ------------------       -----    -----
Total capital                           10.0%              15.65%   15.79%
Tier I capital                           6.0               14.40    14.54
Tier I leverage ratio                    5.0               11.35    11.04

RESULTS OF OPERATIONS

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below in thousands of dollars, and as a percent.

                                                      Comparison of
                                    --------------------------------------------
                                       Three months              Nine months
                                    ended September 30,      ended September 30,
                                       1997 and 1996            1997 and 1996
                                    -------------------      -------------------
                                                 Increase(Decrease)

Interest income                       $  937      5.9%         $2,007      4.2%
Interest expense                         524      8.6             974      5.3
                                      ------                   ------
Net interest income                      413      4.2           1,033      3.5
Provision for loan losses                (15)    (2.4)            113      9.9
                                      ------                   ------
Net interest income after provision
  for loan losses                        428      4.6             920      3.3
Noninterest income                       509     21.3           1,219     17.9
Noninterest expenses                     637      7.8           1,390      5.7
                                      ------                   ------
Income before income tax expense         300      8.4             749      7.3
Income tax expense                        90      8.2             317     10.3
                                      ------                   ------

      Net income                      $  210      8.5          $  432      6.0
                                      ======                   ======


Net Interest Income

The increase in net interest income during the third quarter and the first nine months of 1997 was due to the fact that while both interest income and interest expense increased from the comparable periods in 1996, interest income increased more. The increase in the loan to deposit ratio to 92.5% at September 30, 1997 from 87.4% at September 30, 1996 was the major reason for the increase in interest income. Net interest income performance in future periods will be primarily dependent upon general interest rate developments.

Provision for Loan Losses

The loan loss provision for the third quarter of 1997 was slightly lower than in 1996 due to moderate loan loss experience during the quarter, while the provision increased during the first nine months of 1997 largely due to the larger loan portfolio. The larger provision accounted for the increase in the allowance for loan losses of $866,000 or 10.3% during the nine months of 1997. This is a faster growth rate than for that of the loan portfolio itself. Net loan charge-offs for the first nine months amounted to $393,000, down sharply from the amount of $723,000 for the comparable period in 1996. On an annualized basis charge-offs amounted to .09% of average loans outstanding for the first nine months of 1997 and .17% for the same period in 1996. These are relatively low levels on an internal historical basis as well as in comparison to peer groups.

Expressed as a percent of outstanding loans the allowance increased to 1.45% at September 30, 1997 from a level of 1.40% at the beginning of the year. The allowance level will not necessarily be maintained at this level during future periods as the amounts provided during any given period are dependent upon management's ongoing review process and assessment of the perceived loss exposure in the then outstanding loan portfolio.

Nonperforming loans continue at relatively low levels, although they increased during the first nine months of 1997 by $1,838,000 or 50.6%. Total nonperforming assets, which include other real estate, also continue at relatively low levels by internal historical standards.

The table below presents a comparison of nonperformings.

                                             September 30,       December 31,
                                                 1997                1996
                                             -------------       ------------
                                                       (in thousands)
     Nonaccrual loans                           $2,911              $1,538
     Loans past due
       90 days or more                           1,427                 901
     Restructured loans                          1,134               1,195
                                                ------              ------
        Total nonperforming loans                5,472               3,634
     Other real estate                           1,615               1,751
                                                ------              ------
        Total nonperforming assets              $7,087              $5,385
                                                ======              ======

     Nonperforming loans
       as a % of total loans                      .86%                .61%
                                                  ===                 ===

     Nonperforming assets
       as a % of total assets                     .87%                .68%
                                                  ===                 ===

On a percentage basis, the allowance for loan losses decreased from 230.8% of nonperforming loans at the end of 1996 to 169.1% at September 30, 1997. Management intends to continue in its efforts toward maintaining the high quality of the loan portfolio.

Noninterest Income

Noninterest income increased by $1,219,000 or 17.9% from the first nine months of 1996. Exclusive of securities transactions, it increased by $1,143,000 or 16.7% for the same period. A large part of the increase in other income is due to an increase of $480,000 in net gains from the sale of loans over the first nine months of 1996. Strong performance in the fee-based area came from trust department and retail brokerage activities. Trust income was $245,000 or 8.1% higher during the first nine months of 1997, primarily due to substantial growth in the amount of trust assets under management. This increase is expected to continue during the fourth quarter.

Noninterest Expenses

The increase in noninterest expenses resulted from changes in its major components as set forth below, indicative of the normal effects of inflation as well as the growth of the organization. The major components of other expenses increased (decreased) as follows:

                                            Three months          Nine months
                                               ended                 ended
                                        September 30, 1997    September 30, 1997
                                        ------------------    ------------------
Salaries and employee benefits                 3.3%                 3.2%
Occupancy, furniture and equipment            13.8                 11.4
Data processing                                2.0                 14.5
Advertising                                    (.6)                (8.7)
Other                                         18.5                  9.4

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

Applicable Income Tax

Applicable income tax expense is based on income, less that portion which is exempt from federal taxation, taxed at the statutory federal income tax rate of 35%. The provision is further reduced by other smaller items. The increase in the 1997 income tax provision reported herein for the third quarter and the first nine months was mostly due to the increase in pre-tax income of the Company for 1997, combined with a decrease in the portion of interest income which is exempt from federal taxation.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit (27) Financial Data Schedule - The required financial data schedule is filed as Exhibit 27 at page 15 of this report.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Michigan Financial Corporation
                                         -------------------------------------
                                                    (Registrant)


Dated:  October 31, 1997                 /s/ HOWARD L. COHODAS
      --------------------               -------------------------------------
                                         Howard L. Cohodas, Chairman
                                           & President
                                           (Chief Executive Officer)


Dated:  October 31, 1997                 /s/ KENNETH F. BECK
      --------------------               -------------------------------------
                                         Kenneth F. Beck, Senior Vice President,
                                           Treasurer & Secretary
                                           (Chief Financial Officer and
                                              Chief Accounting Officer)