Form 10-K
period 1997-12-31
MICHIGAN FINANCIAL CORP
filed 1998-03-20
CIK 65637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended   December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
 or the transition period from ___________________ to __________________


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 2, 1998. $94,017,856

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 2, 1998.

                     Common Stock, no par value - 5,877,601

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual stockholders report for the year ended December 31, 1997 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual stockholders meeting to be held April 28, 1998 are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

Michigan Financial Corporation, a Michigan corporation, (the "Company") is a registered bank holding company under the Bank Holding Company Act of 1956. The Company was incorporated on June 29, 1972. The Company has seven subsidiary banks, all wholly owned, as follows:

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

The Company's only nonbank subsidiary is Michigan Financial Life Insurance Company ("MFLIC"). MFLIC, an Arizona Corporation, underwrites, as a reinsurer, credit life and credit accident and health insurance directly related to extensions of credit by the Company's subsidiary banks.

The Company is one of the ten largest commercial bank holding companies headquartered in the State of Michigan and operates primarily in the Upper Peninsula of the state. One of its banks also operates a loan production office in northeastern Wisconsin.

The Company provides advice and services to its subsidiary banks and coordinates their activities in such areas as lending, investment policies, business development, auditing, public relations, data processing, financial reporting, budgetary planning and compliance with government regulations. Each bank operates under the day-to-day management of its own officers and directors.

The seven subsidary banks of the Company, either individually or in the aggregate, provide full banking and trust services, including commercial and savings deposit account and safe deposit facilities, for individuals, partnerships, corporations and governmental units. Through their commercial loan departments, the banks provide funds for business and industry, both short-term (accounts receivable, inventory, working capital and floor-planning) and long-term (leasehold improvements and building construction) as well as funds for individuals. The installment loan departments of the banks extend loans to individuals and businesses to purchase consumer goods such as automobiles, household goods and materials for home modernization. The mortgage loan departments provide both residential and commercial real estate loans. The trust departments administer trust assets for individual trusts and estates as well as for pension and profit sharing trusts.

The Company's seven subsidiary banks have 32 banking offices in eight counties of Michigan's Upper Peninsula: Alger, Delta, Dickinson, Gogebic, Houghton, Iron, Marquette and Menominee. The banks also operate 37 automated teller machines ("ATMs") in several market areas. One of its banks also operates a loan production office in northeastern Wisconsin. All the banks have a retail banking orientation and compete vigorously with other commercial banks, savings banks, various finance companies, and public, religious and private credit unions. The banks receive direct banking competition from other banks with offices in the same cities.

The Company also competes with a much larger multi-bank holding company from the Lower Peninsula which has banking offices located in the same market areas as six of the Company's banks and operates additional banking offices in other areas not served by the Company's banks. The Company also competes with smaller holding companies located in its market areas.

The Company is subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Since it is a bank holding company, the services provided by the subsidiary banks and the operations of the corporation are required to be closely related to the business of banking or related financial services.

The deposits of all the Company's banks are insured by the Federal Deposit Insurance Corporation, and the banks are subject to supervision, examination and regulation by the Office of the Comptroller of the Currency (the "OCC").

The OCC has issued guidelines which impose upon national banks certain risk-based capital and leverage standards. These guidelines, as well as the capital requirements of bank regulators, are discussed in Note J, beginning on page 28, in the annual stockholders report for the year ended December 31, 1997 which is incorporated herein by reference. Failure to meet applicable capital guidelines could subject a national bank to a variety of enforcement remedies available to the federal regulatory authorities. Depending upon circumstances, the regulatory agencies may require an institution to surpass minimum capital ratios established and may also take more restrictive action.

No material part of the business of the Company or its subsidiaries is dependent upon a single customer. The loss of any one or any few customers would have no material adverse effect on the business of the Company.

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

It is not expected that compliance with federal, state, or local provisions regulating the discharge of materials into the environment or otherwise relating to protection of the environment will have any material effect upon the capital expenditures, earnings, and competitive position of the Company and its subsidiaries.

The Company and its subsidiaries employed 678 people as of December 31, 1997.

No material portion of the Company's business is seasonal.

The commercial banking business, constituting one line of business, represents substantially all of the business conducted by the Company and its subsidiaries, and all revenues of the Company are derived from that one line of business, commercial banking.

Neither the Company nor any of its subsidiaries is engaged in foreign operations.






               CONSOLIDATED FINANCIAL AND STATISTICAL INFORMATION


The tables set forth on the next nine pages of this report contain selected consolidated statistical information for the Company and its subsidiaries for the years 1995 through 1997 (1993 through 1997 for certain loan portfolio and loan loss information). The financial and statistical data presented in these tables provide a detailed review of the Company's business activities.

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential


                                             1997                              1996                              1995

                               ----------- --------- ---------  -----------  ---------  ---------  ----------  ---------  ---------

                                 Average   Interest               Average     Interest               Average    Interest
                                  Amount    Earned    Yield or     Amount      Earned   Yield or      Amount     Earned   Yield or
                               Outstanding or Paid   Rate Paid  Outstanding   or Paid   Rate Paid  Outstanding   or Paid  Rate Paid

                               ----------- --------- ---------  -----------  ---------  ---------  ----------- ---------- ---------
                                                                      (Amounts in thousands)
Earning assets:
  Time deposits in other banks         $7        $0     5.44%           $7         $0      5.15%         $14         $1      5.88%
  Federal funds sold                7,204       391     5.43%       13,460        717      5.33%      20,604      1,205      5.85%
  Other short-term investments        439        20     4.55%          267         13      4.85%         207         10      4.98%
  Investment securities:
    U. S. Treasury                  7,805       444     5.69%       17,672      1,002      5.67%      29,695      1,611      5.43%
    U. S. Government agencies
      and corporations             77,551     4,658     6.01%       88,269      5,145      5.83%      84,528      4,707      5.57%
    States and political
      subdivisions                 14,392       656     6.54%       21,861        964      6.30%      29,465      1,300      6.16%
    Other                           4,624       335     7.25%        4,769        342      7.17%       4,927        362      7.34%
  Loans                           620,302    60,039     9.75%      575,115     55,561      9.74%     547,264     53,297      9.81%
                               ----------- --------- --------  ------------  ---------  ---------  ----------  ---------- --------
     TOTAL EARNING ASSETS         732,324    66,543     9.19%      721,420     63,744      8.95%     716,704     62,493      8.84%

Noninterest earning assets:
  Cash and due from banks          29,582                           28,387                            28,939
  Premises and equipment           25,226                           23,645                            21,531
  Other assets                     13,400                           11,418                            11,637
  Allowance for loan losses        (8,772)                          (7,906)                           (6,847)
                               -----------                     ------------                        ----------
             TOTAL ASSETS        $791,760                         $776,964                          $771,964
                               ===========                     ============                        ==========

Interest bearing liabilities:
  Demand deposits                 139,592     3,160     2.26%      133,639      2,848      2.13%     117,759      2,499      2.12%
  Savings deposits                150,440     3,968     2.64%      165,152      4,283      2.59%     189,464      5,176      2.73%
  Time deposits under $100,000    290,284    16,483     5.68%      277,142     15,222      5.49%     268,144     14,213      5.30%
  Time deposits over $100,000      38,137     2,145     5.62%       34,099      1,940      5.69%      34,804      2,029      5.83%
  Short-term borrowings             2,191       126     5.76%        4,465        252      5.65%         985         60      6.13%
  Other debt                        2,093       120     5.75%                                            415         36      8.55%
                               ----------- --------- --------  ------------  ---------  ---------  ----------  ---------  --------
           TOTAL INTEREST
      BEARING LIABILITIES         622,737    26,002     4.18%      614,497     24,545      3.99%     611,571     24,013      3.93%
                               ----------- --------- --------  ------------  ---------  ---------  ----------  ---------  --------

Noninterest bearing liabilities
and Shareholders' equity:
  Demand deposits                  68,128                           68,492                            72,601
  Other liabilities                12,140                           11,134                            11,077
  Stockholders' equity             88,755                           82,841                            76,715
                               -----------                     ------------                        ----------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY        $791,760                         $776,964                          $771,964
                               ===========                     ============                        ==========

      NET INTEREST INCOME                   $40,541                           $39,199                           $38,480
                                           =========                         =========                         =========

NET YIELD ON EARNING ASSETS                             5.64%                              5.55%                             5.49%
                                                     ========                           =========                         ========


All of the above percentages are computed on a fully taxable statutory rate of
35%

The average balance of Loans includes nonaccrual loans.

     The table below sets forth a summary of the reasons for changes in interest earned and interest paid due to changes in volume and changes in rates for 1997 as compared with 1996. The change in interest due to both rate and volume has been allocated proportionally to change due to volume and to change due to rate.


                                                              INTEREST EARNED ON
                            ------------------------------------------------------------------------------------
                                                             Other                                        Total
                             Time deposits     Federal    short-term    Taxable    Tax-exempt            earning
                            in other banks   funds sold   investments  securities  securities   Loans     assets
                            --------------   ----------   -----------  ----------  ----------   -----     ------
                                                             (in thousands)
Increase (decrease) due to:
  Volume                           $ -          $(339)        $ 7       $(1,246)      $(371)    $4,420    $2,471
  Rate                               -             13          (1)          194          64         58       328
                                   ---          -----         ----       ------       -----     ------    ------

            Net Change             $ -          $(326)        $ 6       $(1,052)      $(307)    $4,478    $2,799
                                   ===          =====         ===       =======       =====     ======    ======



                                                               INTEREST PAID ON
                            ------------------------------------------------------------------------------------
                                                                                                      Total
                               Demand      Savings        Time       Short-term      Other      interest bearing
                              deposits    deposits      deposits     borrowings      debt         liabilities
                              --------    --------      --------     ----------      ----         -----------
                                                            (in thousands)
Increase (decrease) due to:
  Volume                        $132       $(394)       $  960        $(131)         $120            $  687
  Rate                           180          80           505            5            -                770
                                ----       -----        ------        -----          ----            ------

            Net Change          $312       $(314)       $1,465        $(126)         $120            $1,457
                                ====       =====        ======        =====          ====            ======


     The table below sets forth a summary of the reasons for changes in interest earned and interest paid due to changes in volume and changes in rates for 1996 as compared with 1995. The change in interest due to both rate and volume has been allocated proportionally to change due to volume and to change due to rate.


                                                              INTEREST EARNED ON
                            ------------------------------------------------------------------------------------
                                                             Other                                        Total
                             Time deposits     Federal    short-term    Taxable    Tax-exempt            earning
                            in other banks   funds sold   investments  securities  securities   Loans     assets
                            --------------   ----------   -----------  ----------  ----------   -----     ------
                                                                 (in thousands)
Increase (decrease) due to:
  Volume                            $(1)         $(388)         $3       $(483)       $(385)    $2,633   $1,379
  Rate                               -            (100)          -         292           49       (369)    (128)
                                    ---          -----          --       -----        -----     ------   ------

            Net Change              $(1)         $(488)         $3       $(191)       $(336)    $2,264   $1,251
                                    ===          =====          ==       =====        =====     ======   ======


                                                                INTEREST PAID ON
                            ------------------------------------------------------------------------------------
                                                                                                      Total
                               Demand      Savings        Time       Short-term      Other      interest bearing
                               deposits    deposits      deposits     borrowings      debt         liabilities
                               --------    --------      --------     ----------      ----         -----------
                                                            (in thousands)
Increase (decrease) due to:
  Volume                        $337       $(638)          $455          $197         $(36)           $315
  Rate                            12        (255)           465            (5)          -              217
                                ----       -----           ----          ----         ----            ----

            Net Change          $349       $(893)          $920          $192         $(36)           $532
                                ====       =====           ====          ====         ====            ====


                              INVESTMENT PORTFOLIO


The following table sets forth the carrying amount of investment securities at the dates indicated:

                                                         December 31
                                                   -----------------
                                                1997        1996         1995
                                              -------      -------     ------
                                                       (in thousands)
  Available for Sale Securities:
      U.S. Treasury and government agencies   $58,883     $ 71,256    $ 75,525
      Mortgage-backed                          14,246       26,828      34,455
      States and political subdivisions           305          517       1,295
      Other                                     3,547        3,358       3,919
                                              -------      -------    --------

                                              $76,981     $101,959    $115,194
                                              =======     ========    ========



  Held to Maturity Securities:
      States and political subdivisions       $10,952     $18,662      $24,537
                                              -------     -------      -------

                                              $10,952     $18,662      $24,537
                                              =======     =======      =======



The table on the following page sets forth the maturities of investment securities at December 31, 1997, the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security) and the tax-equivalent adjustment used in calculating the yields.

                                   MATURITIES
                             (Amounts in thousands)


                                                             After One But       After Five But
                                       Within One Year     Within Five Years    Within Ten Years    After Ten Years
                                       ---------------     -----------------    ----------------    ---------------
Available for Sale Securities:
                                       Amount     Yield    Amount      Yield    Amount     Yield    Amount    Yield
                                       ------     -----    ------      -----    ------     -----    ------    -----
   U.S. Treasury and U.S. Government
    agencies                           $12,910     5.17%   $45,973      6.32%    $ -          - %   $   -        - %
   Mortgage-backed                       5,608     5.32      8,060      6.29       -          -        578     5.86
   Other                                   200     9.38        105      8.75       -          -      3,547     1.38
                                       -------     ----    -------      ----     ----       ----    ------     ----

Total Available for Sale Securities    $18,718     5.26%   $54,138      6.32%    $ -          - %   $4,125     2.01%
                                       =======     ====    =======      ====     ====       ====    ======     ====


Held to Maturity Securities:

  States and political subdivisions   $ 5,477      5.97%   $ 4,226      7.47%   $1,249      8.63%   $  -         - %
                                      =======      ====    =======      ====    ======      ====    ======     ====

Tax-equivalent adjustment for
   calculation of yield                  $ 94                 $102                 $37                 $ -
                                         ====                 ====                 ===                 ===


Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 35 percent.

LOAN PORTFOLIO

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan.

                                                December 31
                               -----------------------------------------------
                               1997      1996      1995      1994        1993
                               ----      ----      ----      ----        ----
                                              (in thousands)
Commercial, financial, and
 agricultural                $263,727   $247,344  $246,134  $248,785  $230,924
Real estate-construction       13,648     12,771    10,095     9,175     8,521
Real estate-mortgage          240,399    218,144   191,066   175,923   166,852
Consumer                      117,718    120,364   113,596   106,958    96,667
                              -------    -------   -------   -------    ------
                             $635,492   $598,623  $560,891  $540,841  $502,964
                             ========   ========  ========  ========  ========

The following table shows the amounts of loans (excluding real estate mortgages and consumer loans) outstanding as of December 31, 1997, which, based on remaining scheduled repayments of principal, are due in the periods indicated.


                                                    Maturing
                            --------------------------------------------------
                              Within      After One But       After
                            One Year   Within Five Years   Five Years    Total
                            --------   -----------------   ----------    -----
                                                (in thousands)
Commercial, financial, and
 agricultural               $82,243         $139,768         $41,716    $263,727
Real estate-construction     12,041            1,183             424      13,648
                            -------         --------         -------    --------

                            $94,284         $140,951         $42,140    $277,375
                            =======         ========         =======    ========


Included in the loans which are due after one year are $113,902,000 of loans with floating or adjustable interest rates. All other loans have fixed interest rates.


Nonaccrual, Past Due and Restructured Loans

The following table summarizes the Company's nonaccrual, past due and restructured loans:

                                           December 31
                         ----------------------------------------------
                          1997      1996      1995      1994      1993
                          ----      ----      ----      ----      ----
                                         (in thousands)
Nonaccrual loans         $1,594    $1,538    $2,061    $2,374    $2,445

Accruing loans past
 due 90 days or more      1,068       901       915       830       962

Restructured loans        1,117     1,195       694       592       222

The 1997 and 1996 nonaccrual loan amounts include $1,302,000 and $1,124,000, respectively, for loans considered impaired under Financial Accounting Standards Board Statement 114. This statement was adopted in 1995 and is explained on page 23 of the annual stockholders report for the year ended December 31, 1997 which is incorporated herein by reference.

Additional information with respect to nonaccrual and restructured loans for the two years ended December 31, 1997 is as follows:

                                                     1997           1996
                                                     ----           ----
                                                        (in thousands)
      Gross interest income that would have been
      recorded if the loans had been current
      in accordance with their original terms        $223           $194

      Interest income that was included in net
      income                                           89             72

The Company's policy with respect to nonaccrual loans and the recognition of loan interest income is explained on page 22 of the annual stockholders report for the year ended December 31, 1997 which is incorporated herein by reference.

Potential Problem Loans

Loans not past due but about which management has doubt as to the ability of the borrowers to comply with present repayment terms amounted to $17,967,000 at December 31, 1997, as detailed below. Management feels that the degree of risk associated with these loans is not significant enough to require them to be placed on a nonaccrual basis. These loans are subject to constant management attention and their classification is reviewed at least quarterly.

                                     Potential
                                      Problem      $ Amount
                                       Loans     Collateralized
                                       -----     --------------
                                          (in thousands)
     Commercial                      $15,826        $15,686
     Real estate - construction          -              -
     Real estate - mortgage            1,786          1,786
     Consumer                            355            307
                                     -------        -------

                                     $17,967        $17,779
                                     =======        =======

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Company's loan loss experience for the five years ended December 31, 1997.

                                   1997     1996     1995     1994     1993
                                   ----     ----     ----     ----     ----
                                                (in thousands)
Balance of allowance for
 loan losses at beginning
 of period                        $8,388   $7,589   $6,701   $6,553   $5,868

Loans charged-off:
 Commercial, financial, and
  agricultural                       339      746      409      691      131
 Real estate-construction             -        -        -        -        -
 Real estate-mortgage                  3       99      125       93      107
 Consumer                            637      545      411      485      588
                                  ------   ------   ------   ------   ------

  Total loans charged-off            979    1,390      945    1,269      826

Recoveries of loans previously
 charged-off:
 Commercial, financial, and
  agricultural                       187       66       79      106      162
 Real estate-construction             -        -        -       -        -
 Real estate-mortgage                  4       12       21       28       31
 Consumer                            152      182      150      162      159
                                  ------   ------   ------   ------   ------

  Total recoveries                   343      260      250      296      352
                                  ------   ------   ------   ------   ------

Net loans charged-off                636    1,130      695      973      474

Additions to allowance charged
 to expense*                       1,781    1,929    1,583    1,121    1,159
                                  ------   ------   ------   ------   ------

Balance at end of period          $9,533   $8,388   $7,589   $6,701   $6,553
                                  ======   ======   ======   ======   ======

Ratio of net charge-offs
 during period to average
 loans outstanding                 .10%     .20%     .13%     .19%     .10%


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

The following table shows an allocation of the allowance for loan losses at each of the five dates indicated:


                     December 31, 1997           December 31, 1996           December 31, 1995
                     -----------------           -----------------           -----------------

                              Percent of                  Percent of                  Percent of
                             Type of Loans               Type of Loans               Type of Loans
                 Allowance  to Total Loans   Allowance  to Total Loans   Allowance  to Total Loans
                 ---------  --------------   ---------  --------------   ---------  --------------
Commercial,
 financial and
 agricultural       $2,654         41.5%        $1,813         41.3%        $2,228         43.9%
Real estate-
 construction         --            2.2           --            2.1           --            1.8
Real estate-
 mortgage ....         250         37.8            321         36.5            439         34.1
Consumer .....       1,283         18.5            795         20.1            973         20.2
Not allocated        5,346          n/a          5,459          n/a          3,949          n/a
                    ------         ----         ------         ----         ------         ----


                    $9,533        100.0%        $8,388        100.0%        $7,589        100.0%
                    ======        =====         ======        =====         ======        =====


                       [WIDE TABLE CONTINUED FROM ABOVE]

                      December 31, 1994          December 31, 1993
                      -----------------          -----------------

                              Percent of                  Percent of
                             Type of Loans               Type of Loans
                 Allowance  to Total Loans   Allowance  to Total Loans
                 ---------  --------------   ---------  --------------
Commercial,
 financial and
 agricultural       $2,127         46.0%        $1,940         45.9%
Real estate-
 construction         --            1.7           --            1.7
Real estate-
 mortgage ....         470         32.5            208         33.2
Consumer .....         985         19.8          1,036         19.2
Not allocated        3,119          n/a          3,369          n/a
                    ------        -----         ------        -----


                    $6,701        100.0%        $6,553        100.0%
                    ======        =====         ======        =====

The above allocation is bas ed on estimates and subjec tive judgment and is not necessarily indicative of t he specific amo unts on loa n categories in which losses may ultimately occur, nor does it necessarily reflect actual historical charge-off experience.

REGULATORY CAPITAL RATIOS

Capital adequacy regulations require minimum capital ratios. As summarized below, the Company's capital ratios at December 31 were well in excess of the regulatory minimum, as well as the levels for well capitalized institutions.

                          The Company             Regulatory Requirements
                          -----------             -----------------------
                    1997      1996     1995     Well Capitalized    Minimum
                    ----      ----     ----     ----------------    -------
Leverage            11.6%     11.1%    10.5%          5.0%            4.0%
Tier 1              14.6      14.6     14.3           6.0             4.0
Tier 1 + Tier 2     15.8      15.8     15.6          10.0             8.0


RETURN ON EQUITY AND ASSETS

The "Statistical Summary" on page 8 of the annual stockholders report for the year ended December 31, 1997 is incorporated herein by reference.


ITEM 2. PROPERTIES

The Company owns seven subsidiary banks and one nonbank subsidiary, and has a total of 32 banking offices, all of which are located in the Upper Peninsula of Michigan. The Company owns 27 and leases five of these banking offices. The Company also owns all 37 of its ATM's. The owned properties are unencumbered. Four of the leases can be terminated or renewed at no longer than five-year intervals at the lessees' option, with the other lease having a ten-year term and none of these being materially significant to their businesses.

The Company's bank subsidiary in Menominee also operates a loan production office located in Marinette, Wisconsin. This facility uses leased office and retail space in a local supermarket. The lease is for one year and is renewable on a year-to-year basis, at the option of the lessee.

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


ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are not involved in any litigation other than ordinary routine litigation incidental to the business conducted by the banks. None of the litigation is expected to result in adverse judgments materially affecting the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                               EXECUTIVE OFFICERS
                                OF THE REGISTRANT


Pursuant to instruction G(3), the following information is included as an unnumbered Item in Part I of this report in lieu of being included in the proxy statement for the annual stockholders' meeting to be held on April 28, 1998.

The executive officers of the Company are as follows:

      Name                    Age                    Position
      ----                    ---                    --------
Howard L. Cohodas              53            Chairman and President
Kenneth F. Beck                60            Senior Vice President, Treasurer
                                             and Secretary
Ward L. Rantala                46            Vice President - Human Resources

Howard L. Cohodas has been Chairman and President of the Company since prior to March, 1993.

Kenneth F. Beck has been Senior Vice President, Treasurer and Secretary of the Company since prior to March, 1993.

Ward L. Rantala has been Vice President - Human Resources of the Company since prior to March, 1993.

Terms of office for the executive officers expire April 28, 1998, the scheduled date of the annual reorganizational meeting of the Company. The officers serve at the pleasure of the Board of Directors.


                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The "Market Price and Dividend Information" on page 40 of the annual stockholders report for the year ended December 31, 1997 is incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA

The "Consolidated Selected Financial Data" on page 8 of the annual stockholders report for the year ended December 31, 1997 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 through 15 of the annual stockholders report for the year ended December 31, 1997 are incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The "Quantitative and Qualitative Disclosures about Market Risk" on pages 16 and 17 of the annual stockholders report for the year ended December 31, 1997, are incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements included on pages 18 through 37 of the annual stockholders report for the year ended December 31, 1997, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained on pages 1 and 2 of the Company's Proxy Statement dated March 23, 1998, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.


ITEM 11. EXECUTIVE COMPENSATION

The information contained on page 3 of the Company's Proxy Statement dated March 23, 1998, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained on pages 8 and 9 of the Company's Proxy Statement dated March 23, 1998, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on page 6 of the Company's Proxy Statement dated March 23, 1998, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements and Financial Statement Schedules.

         The following documents are filed as a part of this report:

         (1) Financial Statements as required by Item 8 of this Form incorporated by reference herein from the 1997 annual report to stockholders attached hereto as Exhibit 13:

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

               (3b) Bylaws

               (10) Material contracts - executive incentive plan*

               (13) Incorporated portions from the annual report to security holders


*Management contract or compensatory plan or arrangement

               (21) Subsidiaries of the registrant

               (23) Consents of independent auditors

               (24) Power of attorney

               (27) Financial data schedule



     (b) No reports on Form 8-K were filed in the fourth quarter of 1997.

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

          (13) Annual report to security holders--Incorporated portions from the Company's annual stockholders report for the year ended December 31, 1997 are filed as Exhibit 13 at page 22 of this report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 1998.


                                          MICHIGAN FINANCIAL CORPORATION
                                                  (Registrant)


                                      By: /s/ KENNETH F. BECK
                                          KENNETH F. BECK, Senior Vice President
                                          Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 1998.


         Signature                      Title
         ---------                      -----

                                  Howard L. Cohodas
/s/ HOWARD L. COHODAS             Chairman, President (Principal
-------------------------------   Executive Officer) and Director

                                  Kenneth F. Beck
/s/ KENNETH F. BECK               Senior Vice President (Principal
-------------------------------   Financial and Accounting Officer),
                                  Treasurer, Secretary and Director

                                  Gary L. Butryn
/s/ GARY L. BUTRYN             *  Director
-------------------------------
                                  Willard M. Carne
/s/ WILLARD M. CARNE           *  Director
-------------------------------
                                  Willard L. Cohodas
/s/ WILLARD L. COHODAS         *  Director
-------------------------------

                                  Clarence R. Fisher
/s/ CLARENCE R. FISHER          * Director
-------------------------------
                                  Hugh C. Higley, Jr.
/s/ HUGH C. HIGLEY, JR          * Director
-------------------------------
                                  David Holli
/s/ DAVID HOLLI                 * Director
-------------------------------
                                  Daniel H. Lori
/s/ DANIEL H. LORI              * Director
-------------------------------
                                  Wayne L. Nasi
/s/ WAYNE L. NASI               * Director
-------------------------------
                                  Fred M. Saigh
/s/ FRED M. SAIGH               * Director
-------------------------------
                                  James L. Smith
/s/ JAMES L. SMITH              * Director
-------------------------------

  *By Kenneth F. Beck as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which powers of Attorney have been filed with the Securities and Exchange Commission.

                                INDEX TO EXHIBITS



Exhibit No.                  Description                        Page
-----------                  -----------                        ----

    13                  Incorporated portions from the
                         annual stockholders report
                         for the year ended
                         December 31, 1997                       22

    23                  Consents of independent auditors         23

    24                  Power of attorney                        24

    27                  Financial data schedule                  25