Form 10-Q
period 1998-03-31
MICHIGAN FINANCIAL CORP
filed 1998-05-12
CIK 65637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number  0-7515


                          MICHIGAN FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Michigan                                           38-2011532
-------------------------------                           ----------------------
(State or other jurisdiction of                           (I. R. S. Employer
incorporation or organization)                            Identification Number)

101 West Washington Street, Marquette, Michigan                   49855
-----------------------------------------------                -----------------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             CLASS                            Outstanding as of May  8, 1998
---------------------------------            -----------------------------------

Common Stock, no par value                                 5,877,601
---------------------------------            -----------------------------------

PART I. FINANCIAL INFORMATION

                MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                    March 31,  December 31,   March 31,
                                                      1998         1997         1997
                                                   ---------    ---------    ---------
                                                          (dollars in thousands)
ASSETS
  Cash and due from banks                          $  35,355    $  33,208    $  33,671

Short-term investments:
  Federal funds sold                                  52,300       14,300        2,900
  Money market investments                             2,235        1,791          323

  Investment securities:
    Available for sale                                72,811       76,981       94,767
    Held to maturity                                  10,566       10,952       17,990

  Loans                                              615,915      635,492      605,219
  Allowance for loan losses                           (9,636)      (9,533)      (8,476)
                                                   ---------    ---------    ---------
                                       NET LOANS     606,279      625,959      596,743

  Premises and equipment                              25,455       25,397       24,832
  Accrued interest receivable                          5,208        5,326        5,475
  Other assets                                        11,354       10,482        9,188
                                                   ---------    ---------    ---------
                                                   $ 821,563    $ 804,396    $ 785,889
                                                   =========    =========    =========

LIABILITIES
  Noninterest bearing deposits                     $  69,106    $  69,687    $  68,024
  Interest bearing deposits                          640,331      625,116      616,637
                                                   ---------    ---------    ---------
                                  TOTAL DEPOSITS     709,437      694,803      684,661

  Federal Home Loan Bank advances                      5,000        5,000        2,000
  Accrued interest payable                             3,644        3,309        3,218
  Other liabilities                                    9,440        8,593        8,555
                                                   ---------    ---------    ---------
                               TOTAL LIABILITIES     727,521      711,705      698,434

STOCKHOLDERS' EQUITY Common stock, no par value:
    Authorized shares - 10,000,000
    Shares issued and outstanding - 5,877,601
       at March 31, 1998 and December 31, 1997,
       5,598,267 at March 31, 1997                    25,050       25,050       18,555
  Retained earnings                                   68,949       67,693       69,646
  Accumulated other comprehensive income                  43          (52)        (746)
                                                   ---------    ---------    ---------
                      TOTAL STOCKHOLDERS' EQUITY      94,042       92,691       87,455
                                                   ---------    ---------    ---------
                                                   $ 821,563    $ 804,396    $ 785,889
                                                   =========    =========    =========

See notes to consolidated financial statements.

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                              Three months ended
                                                   March 31
                                            1998             1997
                                          --------         --------
                                     (in thousands, except per share data)
Interest income:
  Loans, including fees                   $ 14,938         $ 14,209
  Investment securities:
    Taxable                                  1,145            1,462
    Tax-exempt                                 127              202
  Short-term investments                       568               66
                                          --------         --------
                 TOTAL INTEREST INCOME      16,778           15,939
Interest expense:
  Deposits                                   6,742            6,110
  Borrowings                                    71               91
                                          --------         --------
                TOTAL INTEREST EXPENSE       6,813            6,201
                                          --------         --------
                   NET INTEREST INCOME       9,965            9,738

Provision for loan losses                      382              204
                                          --------         --------
             NET INTEREST INCOME AFTER
             PROVISION FOR LOAN LOSSES       9,583            9,534

Noninterest income:
  Trust department income                    1,186            1,085
  Fees for other customer services             930              829
  Net gains on sale of loans                   446              147
  Investment securities losses                 (40)
  Other                                        731              418
                                          --------         --------
                                             3,253            2,479
                                          --------         --------
                                            12,836           12,013
Noninterest expenses:
  Salaries and employee benefits             4,905            4,694
  Net occupancy                                685              714
  Furniture and equipment                      510              482
  Data processing                              392              417
  Advertising                                  334              292
  Other                                      2,210            1,940
                                          --------         --------
                                             9,036            8,539
                                          --------         --------

Income before income tax expense             3,800            3,474
Income tax expense                           1,192            1,051
                                          --------         --------
                            NET INCOME    $  2,608         $  2,423
                                          ========         ========

Per share data:
  Basic earnings                          $    .44         $    .41
  Diluted earnings                             .44              .41
  Dividends paid                               .23              .19

See notes to consolidated financial statements.

                MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                                       Three months ended
                                                            March 31
                                                       1998           1997
                                                     -------        -------
                                                         (in thousands)

Net income                                           $ 2,608        $ 2,423
Other comprehensive income (expense):
  Unrealized gains (losses) on securities -
    Unrealized holding gains (losses) arising
      during period                                      106           (709)
    Plus:  reclassification adjustment for
      losses included in net income                       40
                                                     -------        -------
Other comprehensive income (expense)
  before income tax                                      146           (709)
Income tax expense (credit) related to items
  of other comprehensive income                           51           (248)

                                                     -------        -------
               COMPREHENSIVE INCOME                  $ 2,703        $ 1,962
                                                     =======        =======

                MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Three months ended
                                                                               March 31
                                                                           1998        1997
                                                                         --------    --------
OPERATING ACTIVITIES                                                         (in thousands)
   Net income                                                            $  2,608    $  2,423
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Origination of mortgage loans held for sale                      (25,133)     (4,053)
         Proceeds from sale of mortgage loans held for sale                24,179       3,991
         Depreciation and amortization                                        553         508
         Realized gain on sale of loans                                      (446)       (147)
         Provision for loan losses                                            382         204
         Increase in interest payable                                         335         448
         (Increase) decrease in interest receivable                           118        (267)
         Other                                                               (107)      1,407
         Realized investment securities losses                                 40
         Amortization of investment securities premium                          1          29
                                                                         --------    --------
                             NET CASH PROVIDED BY OPERATING ACTIVITIES      2,530       4,543


INVESTING ACTIVITIES

   Net increase in short-term investments                                 (38,444)     (2,938)
   Net (increase) decrease in loans                                        20,698      (6,503)
   Proceeds from calls and maturities of available for sale securities     13,552      10,442
   Purchases of available for sale securities                              (9,315)     (3,988)
   Purchases of premises and equipment                                       (590)       (637)
   Proceeds from calls and maturities of held to maturity securities          379         672
   Proceeds from sale of available for sale securities                         45
   Proceeds from sale of premises and equipment                                10
                                                                         --------    --------
                                 NET CASH USED BY INVESTING ACTIVITIES    (13,665)     (2,952)


FINANCING ACTIVITIES

   Net increase in deposits                                                14,634       8,553
   Cash dividends                                                          (1,352)     (1,120)
   Decrease in federal funds purchased                                                (16,015)
   Federal Home Loan Bank advances                                                      2,000
                                                                         --------    --------
                      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES     13,282      (6,582)


                        INCREASE (DECREASE) IN CASH AND DUE FROM BANKS      2,147      (4,991)
                                                                         --------    --------
Cash and due from banks at beginning of year                               33,208      38,662
                                                                         --------    --------
                              CASH AND DUE FROM BANKS AT END OF PERIOD   $ 35,355    $ 33,671
                                                                         ========    ========

See notes to consolidated financial statements.

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the consolidated financial statements and foot notes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


NOTE B - INVESTMENT SECURITIES

A comparison of the carrying amount and approximate market value follows:


                                  March 31, 1998           December 31, 1997
                             -----------------------    -----------------------
                             Amortized   Approximate    Amortized   Approximate
                               Cost     Market Value      Cost     Market Value
                             ---------  ------------    ---------  ------------
                                               (in thousands)
Available for Sale

U.S. Treasury and
  government agencies         $56,281      $56,306       $58,922      $58,883
Mortgage-backed securities     12,650       12,678        14,293       14,246
Other securities                3,815        3,827         3,847        3,852
                              -------      -------       -------      -------
                      TOTAL   $72,746      $72,811       $77,062      $76,981
                              =======      =======       =======      =======

Held to Maturity

State and political
  subdivisions                $10,566      $10,660       $10,952      $11,054
                              =======      =======       =======      =======


NOTE C - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per share computations is presented below. Weighted-average share amounts are presented in thousands.

                                              Three months ended
                                                    March 31
                                               1998         1997
                                              ------       ------
Basic Earnings Per Share
   Net income                                 $2,608       $2,423
                                              ======       ======

   Weighted-average common shares
    outstanding                                5,878        5,878
                                              ======       ======

       Basic Earnings Per Share                 $.44         $.41
                                              ======       ======

Diluted Earnings Per Share
   Net income                                 $2,608       $2,423
                                              ======       ======

   Weighted-average common shares
    outstanding                                5,878        5,878
   Add dilutive effects of assumed
    exercises under stock options                 30            9
                                              ------       ------

   Weighted-average common and dilutive
    potential common shares outstanding        5,908        5,887
                                              ======       ======

       Diluted Earnings Per Share               $.44         $.41
                                              ======       ======


NOTE D - COMPREHENSIVE INCOME

Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income consists of the change in unrealized gains and losses on investment securities available for sale.

NOTE E - PENDING STOCK DIVIDEND

On April 28, 1998, the board of directors of the Company declared a 5% stock dividend, payable on June 22, 1998, to stockholders of record as of June 5, 1998. The pro forma effect of this pending transaction on the consolidated statements of income would be as follows:

                                              Three months ended
                                                   March 31
                                              1998          1997
                                              -----         -----
                                      (in thousands, except per share data)
WEIGHTED AVERAGE SHARES OUTSTANDING           6,173         6,173

Per share data:
  Basic earnings                               $.42          $.39
  Diluted earnings                             $.42          $.39
  Dividends paid                               $.22          $.18


NOTE F - RECLASSIFICATIONS

Certain amounts in 1997 have been reclassified to conform with the classifications in 1998.

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


                                                   Change from December 31, 1997
                                                        to March 31, 1998
                                                   -----------------------------
                                                       Increase (Decrease)
                                                       -------------------
                                                        $                %
                                                     ------            -----
Funding sources:
  Deposits                                           14,634              2.1
  Other sources, net                                   (323)             (.8)
                                                     ------
                                                     14,311              1.9
                                                     ======            =====

Funding uses:
  Loans                                             (19,577)            (3.1)
  Investment securities                              (4,556)            (5.2)
  Money market investments                           38 444            238.9
                                                     ------
          Total uses                                 14,311              1.9
                                                     ======            =====


Aggregate deposits, the primary source of funds, increased by $14,634,000 or 2.1% during the first quarter of 1998. Experience was mixed within the deposit category, as shown below:

                                                  Increase (Decrease)
                                                  -------------------
                                                    $               %
                                                 ------            ---
         Time-retail                              7,552            2.5
         Savings                                  5,445            1.9
         Time-jumbo                               2,218            5.5
         Demand                                    (581)           (.8)
                                                 ------
                                                 14,634            2.1
                                                 ======            ===

As a result, total deposit levels at March 31, 1998 showed an increase from the end of 1997.

The loan portfolio decreased by 3.1% during the first quarter of 1998. The commercial, real estate and installment loan portfolios decreased by 2%, 2.9%, and 4.7%, respectively.

For liquidity purposes the excess funds generated during the period were mainly placed in short-term investments.

In addition to the above trends in the sources and uses of funds, the Company services loans for outside agencies, primarily Freddie Mac. At March 31, 1998 the volume of Freddie Mac loans sold with servicing being retained was $252 million. The comparable figure one year earlier was $215 million. The ability of the Company to sell these loans enables it to more effectively manage its funding operations.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1998 there were no significant changes with respect to the capital resources of the Company. Management feels that the liquidity position of the Company as of March 31, 1998 is more than adequate to meet its future cash flow needs. Management also closely monitors capital levels to provide for normal business needs and to comply with regulatory requirements. As summarized below, the Company's capital ratios were well in excess of the regulatory requirements for classification as "Well Capitalized":

                                   Regulatory
                                   Minimum for             March 31,
                               "Well Capitalized"        1998     1997
                               -----------------        -----    -----
      Total capital                  10.0%              16.21%   15.92%
      Tier I capital                  6.0               14.96    14.67
      Tier I leverage ratio           5.0               11.53    11.30

RESULTS OF OPERATIONS

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below in thousands of dollars, and as a percent.

                                                   Comparison of
                                               -----------------------
                                                 Three months ended
                                               March 31, 1998 and 1997
                                               -----------------------
                                                 Increase (Decrease)

      Interest income                             $  839       5.3%
      Interest expense                               612       3.8
                                                  ------
      Net interest income                            227       2.3
      Provision for loan losses                      178      87.3
                                                  ------
      Net interest income after provision
        for loan losses                               49        .5
      Noninterest income                             774      31.2
      Noninterest expenses                           497       5.8
                                                  ------
      Income before income tax expense               326       9.4
      Income tax expense                             141      13.4
                                                  ------
            Net income                            $  185       7.6%
                                                  ======

Net Interest Income

The increase in net interest income during the first quarter of 1998 was due to the fact that while both interest income and interest expense increased from the first quarter in 1997, interest income increased more. The loan to deposit ratio decreased to 86.8% at March 31, 1998 from 88.4% at March 31, 1997, however other earnings assets grew faster than average rate-related liabilities resulting in an increase in net interest income. Net interest income performance in future periods will be primarily dependent upon general interest rate developments.


Provision for Loan Losses

The loan loss provision increased significantly during the first three months of 1998. This increased provision allowed for an increase to the allowance for loan losses of $103,000 or 1.1% during the quarter. Net loan charge-offs for the quarter amounted to $279,000, up from the amount of $116,000 for the comparable period in 1997. On an annualized basis these charge-offs amounted to .18% of average loans outstanding, up from the .08% for the comparable period in 1997.

Expressed as a percent of outstanding loans the allowance increased to 1.56% compared to 1.40% at the same time last year. The allowance level is subject to change during future periods as the amounts provided during any given period are dependent upon management's ongoing review process and assessment of the perceived loss exposure in the then outstanding loan portfolio.

Nonperforming loans increased in the first quarter of 1998 by $1,871,000 or 49.5%. Total nonperforming assets, which include other real estate, increased by $2,385,000 or 40.2% from December 31, 1997.

The table below presents a comparison of nonperformings.

                                     March 31,           December 31,
                                       1998                 1997
                                      ------               ------
                                            (in thousands)
     Nonaccrual loans                 $3,458               $1,594
     Loans past due
      90 days or more                  1,603                1,068
     Restructured loans                  589                1,117
                                      ------               ------
       Total nonperforming loans       5,650                3,779
     Other real estate                 2,666                2,152
                                      ------               ------
       Total nonperforming assets     $8,316               $5,931
                                      ======               ======

     Nonperforming loans
      as a % of total loans             .92%                 .59%
                                      ======               ======

     Nonperforming assets
      as a % of total assets           1.01%                 .74%
                                      ======               ======

On a percentage basis, the allowance for loan losses decreased from 252.2% of nonperforming loans at the end of 1997 to 170.6% at March 31, 1998. Management intends to continue in its efforts toward maintaining a high quality loan portfolio and anticipates improvement in the nonperforming area during the second quarter.

Noninterest Income

Noninterest income increased by $774,000 or 31.2% from the first three months of 1997. Exclusive of securities transactions, it increased by $814,000 or 32.8% for the same period. A large part of the increase in other income is due to an increase of $299,000 in net gains from the sale of loans over the first three months of 1997. Fee-based income rose $202,000 compared to the same period last year due to increases in trust fees and fees collected for brokerage services. Trust fees increased primarily due to growth in trust assets under management.

Noninterest Expenses

The increase in noninterest expenses resulted from changes in its major components as set forth below, indicative of the normal effects of inflation as well as the growth of the organization. The major components of other expenses increased (decreased) as follows:

                                                   Three months
                                                       ended
                                                  March 31, 1998
                                                  --------------
           Salaries and employee benefits               4.5%
           Occupancy, furniture and equipment           NMF
           Data processing                             (6.0)
           Advertising                                 14.4
           Other                                       13.9

The increase in advertising expense is due to a timing difference in advertising campaigns between 1998 and 1997. The increase in other expenses is largely due to three factors; 1) other real estate expenses recognized in connection with properties owned through foreclosure 2) impairment losses incurred on mortgage servicing rights and 3) miscellaneous losses recognized due to fraudulent check activity.

Applicable Income Tax

Applicable income tax expense is based on income, less that portion which is exempt from federal taxation, taxed at the statutory federal income tax rate of 35%. The provision is further reduced by other smaller items. The increase in the 1998 income tax provision reported herein for the first quarter was mostly due to the increase in pre-tax income of the Company for the first quarter of 1998, combined with a decrease in the portion of interest income which is exempt from federal taxation.


Year 2000 Compliance

A significant issue has emerged in the banking industry and for the economy overall regarding how existing application software programs and operating systems can accommodate the date value for the year 2000. The financial impact to the Company to ensure year 2000 compliance is not anticipated by management to be material to the financial position, results of operations or cash flow of the Company.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits Exhibit (27) Financial Data Schedule - The required financial data schedule is filed as Exhibit 27 at page 16 of this report.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1998



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Michigan Financial Corporation
                                   --------------------------------------------
                                                  (Registrant)



Dated:     May 8, 1998              /s/  HOWARD L. COHODAS
       ------------------          --------------------------------------------
                                   Howard L. Cohodas, Chairman
                                      & President
                                      (Chief Executive Officer)



Dated:     May 8, 1998             /s/  KENNETH F. BECK
       ------------------          --------------------------------------------
                                   Kenneth F. Beck, Senior Vice President,
                                     Treasurer & Secretary
                                     (Chief Financial Officer and
                                        Chief Accounting Officer)