Form 10-Q
period 1998-06-30
MICHIGAN FINANCIAL CORP
filed 1998-08-13
CIK 65637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ________________ to ________________

Commission file number  0-7515


                          MICHIGAN FINANCIAL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Michigan                                       38-2011532
-------------------------------                       --------------------------
(State or other jurisdiction of                       (I. R. S. Employer
incorporation or organization)                        Identification Number)

101 West Washington Street, Marquette, Michigan                    49855
-----------------------------------------------              -------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code    (906) 228-6940

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             CLASS                          Outstanding as of August 10, 1998
----------------------------------         ----------------------------------


Common Stock, no par value                               6,170,968
----------------------------------         ----------------------------------

PART I. FINANCIAL INFORMATION

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                   June 30,          December 31,        June 30,
                                                                    1998                1997               1997
                                                                  ----------         -----------        ----------
                                                                             (dollars in thousands)
ASSETS

  Cash and due from banks                                         $   35,041         $   33,208         $   35,169

Short-term investments:
  Federal funds sold                                                  49,200             14,300              2,800
  Money market investments                                             2,474              1,791                356

  Investment securities:
    Available for sale                                                79,918             76,981             93,511
    Held to maturity                                                   6,672             10,952             13,530

  Loans                                                              615,022            635,492            622,655
  Allowance for loan losses                                           (9,502)            (9,533)            (8,698)
                                                                  ----------         ----------         ----------
                                                 NET LOANS           605,520            625,959            613,957

  Premises and equipment                                              25,812             25,397             25,540
  Accrued interest receivable                                          5,047              5,326              5,527
  Other assets                                                        12,541             10,482              9,678
                                                                  ----------         ----------         ----------

                                                                  $  822,225         $  804,396         $  800,068
                                                                  ==========         ==========         ==========

LIABILITIES
  Noninterest bearing deposits                                    $   69,424         $   69,687         $   72,807
  Interest bearing deposits                                          640,922            625,116            623,764
                                                                  ----------         ----------         ----------
                                            TOTAL DEPOSITS           710,346            694,803            696,571

  Federal Home Loan Bank advances                                      3,000              5,000              2,000
  Accrued interest payable                                             3,222              3,309              3,018
  Other liabilities                                                   10,156              8,593              9,057
                                                                  ----------         ----------         ----------
                                         TOTAL LIABILITIES           726,724            711,705            710,646

STOCKHOLDERS' EQUITY
  Common stock, no par value:
  Authorized shares - 10,000,000
  Shares issued and outstanding - 6,170,968 in 1998
    and 5,877,601 in 1997                                             35,684             25,050             25,050
  Retained earnings                                                   59,803             67,693             64,554
  Accumulated other comprehensive income                                  14                (52)              (182)
                                                                  ----------         ----------         ----------
                                TOTAL STOCKHOLDERS' EQUITY            95,501             92,691             89,422
                                                                  ----------         ----------         ----------

                                                                  $  822,225         $  804,396         $  800,068
                                                                  ==========         ==========         ==========

See notes to consolidated financial statements.

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                   Three months ended             Six months ended
                                                                        June 30                       June 30
                                                                  1998           1997            1998           1997
                                                               ----------     ----------      ----------     ----------
                                                                      (in thousands, except per share data)
Interest income:
  Loans, including fees                                        $   14,874     $   14,833      $   29,812     $   29,042
  Investment securities:
    Taxable                                                         1,192          1,433           2,337          2,895
    Tax-exempt                                                         95            168             222            370
  Short-term investments                                              764            121           1,332            187
                                                               ----------     ----------      ----------     ----------
                                     TOTAL INTEREST INCOME         16,925         16,555          33,703         32,494
Interest expense:
  Deposits                                                          6,862          6,458          13,604         12,568
  Borrowings                                                           48             28             119            119
                                                               ----------     ----------      ----------     ----------
                                    TOTAL INTEREST EXPENSE          6,910          6,486          13,723         12,687
                                                               ----------     ----------      ----------     ----------
                                       NET INTEREST INCOME         10,015         10,069          19,980         19,807

Provision for loan losses                                             218            454             600            658
                                                               ----------     ----------      ----------     ----------
                                 NET INTEREST INCOME AFTER
                                 PROVISION FOR LOAN LOSSES          9,797          9,615          19,380         19,149

Noninterest income:
  Trust department income                                           1,198          1,092           2,384          2,177
  Fees for other customer services                                    998            941           1,928          1,771
  Net gains on sale of loans                                          671            183           1,117            330
  Net investment securities gains (losses)                             30            (10)
  Other                                                               609            455           1,340            872
                                                               ----------     ----------      ----------     ----------
                                                                    3,506          2,671           6,759          5,150
                                                               ----------     ----------      ----------     ----------
                                                                   13,303         12,286          26,139         24,299
Noninterest expenses:
  Salaries and employee benefits                                    4,966          4,645           9,871          9,339
  Net occupancy                                                       677            643           1,362          1,357
  Furniture and equipment                                             521            488           1,031            970
  Data processing                                                     469            441             861            858
  Advertising                                                         328            345             662            637
  Other                                                             2,108          2,033           4,318          3,973
                                                               ----------     ----------      ----------     ----------
                                                                    9,069          8,595          18,105         17,134
                                                               ----------     ----------      ----------     ----------

Income before income tax expense                                    4,234          3,691           8,034          7,165
Income tax expense                                                  1,376          1,155           2,568          2,206
                                                               ----------     ----------      ----------     ----------
                                                NET INCOME     $    2,858     $    2,536      $    5,466     $    4,959
                                                               ==========     ==========      ==========     ==========

Per share data:
  Basic earnings                                               $      .46     $      .41      $      .89     $      .80
  Diluted earnings                                                    .46            .41             .88            .80
  Dividends paid                                                      .22            .18             .44            .36


See notes to consolidated financial statements.

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                    Three months ended       Six months ended
                                                         June 30                  June 30
                                                    1998         1997        1998        1997
                                                  ---------    ---------   ---------   ---------
                                                                   (in thousands)
Net income                                        $   2,858    $   2,536   $   5,466   $   4,959
Other comprehensive income (expense):
  Unrealized gains (losses) on securities -
    Unrealized holding gains (losses) arising
      during period                                     (14)         867          92         158
    Reclassification adjustment for (gains)
      losses included in net income                     (30)                      10
                                                  ---------    ---------   ---------   ---------

Other comprehensive income (expense)
  before income tax                                     (44)         867         102         158
Income tax expense (credit) related to items
  of other comprehensive income                         (15)         303          36          55

                                                  ---------    ---------   ---------   ---------
                      COMPREHENSIVE INCOME        $   2,829    $   3,100   $   5,532   $   5,062
                                                  =========    =========   =========   =========

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Six months ended
                                                                                    June 30
                                                                             1998            1997
                                                                          ----------      ----------
OPERATING ACTIVITIES                                                            (in thousands)

  Net income                                                              $    5,466      $    4,959
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Origination of mortgage loans held for sale                            (50,668)        (10,800)
      Proceeds from sale of mortgage loans held for sale                      47,922          12,134
      Realized gain on sale of loans                                          (1,117)           (330)
      Depreciation and amortization                                            1,108           1,027
      Provision for loan losses                                                  600             658
      Other                                                                     (595)          1,092
      (Increase) decrease in interest receivable                                 279            (319)
      Increase (decrease) in interest payable                                    (87)            248
      Net (accretion) amortization of investment securities                      (20)             41
      Realized investment securities losses                                       10
                                                                          ----------      ----------

                          NET CASH PROVIDED BY OPERATING ACTIVITIES            2,898           8,710


INVESTING ACTIVITIES

  Net increase in short-term investments                                     (35,583)         (2,871)
  Purchases of available for sale securities                                 (30,987)         (3,988)
  Proceeds from calls and maturities of available for sale securities         27,342          12,553
  Net (increase) decrease in loans                                            23,702         (25,384)
  Proceeds from calls and maturities of held to maturity securities            4,269           5,132
  Purchases of premises and equipment                                         (1,472)         (1,851)
  Proceeds from sale of available for sale securities                            831
  Proceeds from sale of premises and equipment                                    12              11
                                                                          ----------      ----------

                              NET CASH USED BY INVESTING ACTIVITIES          (11,886)        (16,398)


FINANCING ACTIVITIES

  Net increase in deposits                                                    15,543          20,463
  Cash dividends                                                              (2,722)         (2,253)
  Federal Home Loan Bank advances                                             (2,000)          2,000
  Decrease in federal funds purchased                                        (16,015)
                                                                          ----------      ----------

                          NET CASH PROVIDED BY FINANCING ACTIVITIES           10,821           4,195


                     INCREASE (DECREASE) IN CASH AND DUE FROM BANKS            1,833          (3,493)
                                                                          ----------      ----------

Cash and due from banks at beginning of year                                  33,208          38,662
                                                                          ----------      ----------

                           CASH AND DUE FROM BANKS AT END OF PERIOD       $   35,041      $   35,169
                                                                          ==========      ==========

See notes to consolidated financial statements.

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the three and six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the consolidated financial statements and foot-notes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


NOTE B - INVESTMENT SECURITIES

A comparison of the carrying amount and approximate market value follows:


                                  June 30, 1998            December 31, 1997
                             -----------------------    -----------------------
                             Amortized   Approximate    Amortized   Approximate
                               Cost     Market Value      Cost     Market Value
                             ---------  ------------    ---------  ------------
                                               (in thousands)
Available for Sale

U.S. Treasury and
  government agencies         $65,905      $65,885       $58,922      $58,883
Mortgage-backed securities     10,031       10,059        14,293       14,246
Other securities                3,961        3,974         3,847        3,852
                              -------      -------       -------      -------

                      TOTAL   $79,897      $79,918       $77,062      $76,981
                              =======      =======       =======      =======

Held to Maturity

State and political
  subdivisions                $ 6,672      $ 6,745       $10,952      $11,054
                              =======      =======       =======      =======

NOTE C - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per share computations is presented below. Weighted-average share amounts are presented in thousands.

                                        Three months ended      Six months ended
                                             June 30                June 30
                                         1998       1997         1998      1997
                                         ----       ----         ----      ----
Basic Earnings Per Share
   Net income                           $2,858     $2,536       $5,466    $4,959
                                        ======     ======       ======    ======

   Weighted-average common shares
    outstanding                          6,171      6,171        6,171     6,171
                                         =====      =====        =====     =====

       Basic Earnings Per Share           $.46       $.41         $.89      $.80
                                          ====       ====         ====      ====

Diluted Earnings Per Share
   Net income                           $2,858     $2,536       $5,466    $4,959
                                        ======     ======       ======    ======

   Weighted-average common shares
    outstanding                          6,171      6,171        6,171     6,171
   Add dilutive effects of assumed
    exercises under stock options           55          8           40         9
                                         -----      -----       ------    ------

   Weighted-average common and dilutive
    potential common shares outstanding  6,226      6,179        6,211     6,180
                                         =====      =====        =====     =====

       Diluted Earnings Per Share         $.46       $.41         $.88      $.80
                                          ====       ====         ====      ====


NOTE D - COMPREHENSIVE INCOME

Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income consists of the change in unrealized gains and losses on investment securities available for sale.


NOTE E - STOCK DIVIDEND

On June 20, 1998, the Company issued 293,367 shares of common stock as a 5% stock dividend. These shares had a value of $10,634,000 at the date of issuance. References to the number of shares of common stock in the financial statements and all per share data have been adjusted for the stock dividend.

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

                                                  Change from December 31, 1997
                                                         to June 30, 1998
                                                  -----------------------------
                                                       Increase (Decrease)
                                                       -------------------
                                                       $                 %
                                                     ------            -----
Funding sources:
  Deposits                                           15,543              2.2
  Federal Home Loan Bank advances                    (2,000)           (40.0)
  Other sources, net                                    227               .6
                                                     ------
                                                     13,770              1.9
                                                     ======            =====

Funding uses:
  Loans                                             (20,470)            (3.2)
  Investment securities                              (1,343)            (1.5)
  Short-term investments                             35 583            221.1
                                                     ------
          Total uses                                 13,770              1.9
                                                     ======            =====


Aggregate deposits, the primary source of funds, increased by $15,543,000 or 2.2% during the first six months of 1998. Experience was mixed within the deposit category, as shown below:

                                                Increase (Decrease)
                                                -------------------
                                                $                %
                                              ------           -----
      Time-retail                              9,505            3.2
      Time-jumbo                               3,478            8.6
      Savings                                  2,823            1.0
      Demand                                    (263)           (.4)
                                              ------
                                              15,543            2.2
                                              ======           ====

As a result, total deposit levels at June 30, 1998 showed an increase from the end of 1997.

The loan portfolio decreased by 3.2% during the first six months of 1998. The commercial, real estate and installment loan portfolios decreased by 2.5%, 2.8% and 5.4%, respectively.

For liquidity purposes the excess funds generated during the period were mainly placed in short-term investments.

In addition to the above trends in the sources and uses of funds, the Company services loans for outside agencies, primarily Freddie Mac. At June 30, 1998 the volume of Freddie Mac loans sold with servicing retained was $273 million. The comparable figure one year earlier was $217 million. The ability of the Company to sell these loans enables it to more effectively manage its funding operations.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1998 there were no significant changes with respect to the capital resources of the Company. Management feels that the liquidity position of the Company as of June 30, 1998 is more than adequate to meet its future cash flow needs. Management also closely monitors capital levels to provide for normal business needs and to comply with regulatory requirements. As summarized below, the Company's capital ratios were well in excess of the regulatory requirements for classification as "Well Capitalized":

                             Regulatory
                             Minimum for             June 30,
                         "Well Capitalized"        1998     1997
                         ------------------        ----     ----
Total capital                  10.0%              16.52%   15.66%
Tier I capital                  6.0               15.27    14.41
Tier I leverage ratio           5.0               11.62    11.33

RESULTS OF OPERATIONS

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below in thousands of dollars, and as a percent.
                                                   Comparison of
                                       -------------------------------------
                                         Three months         Six months
                                         ended June 30,      ended June 30,
                                         1998 and 1997        1998 and 1997
                                       -----------------   -----------------
                                                Increase (Decrease)

Interest income                        $  370       2.2%   $1,209       3.7%
Interest expense                          424       6.5     1,036       8.2
                                       ------              ------
Net interest income                       (54)      (.5)      173        .9
Provision for loan losses                (236)    (52.0)      (58)     (8.8)
                                       ------              ------
Net interest income after provision
  for loan losses                         182       1.9       231       1.2
Noninterest income                        835      31.3     1,609      31.2
Noninterest expenses                      474       5.5       971       5.7
                                       ------              ------
Income before income tax expense          543      14.7       869      12.1
Income tax expense                        221      19.1       362      41.7
                                       ------              ------

      Net income                       $  322      12.7%   $  507      10.2%
                                       ======              ======


Net Interest Income

Net interest income decreased by $54,000 or .5% during the second quarter of 1998 from the same period in 1997. The decrease was due to interest expense increasing more than interest income. Despite the quarterly decrease, net interest income for the first six months of 1998 increased by $173,000 or .9% from the comparable period of 1997. The loan to deposit ratio decreased to 86.8% at June 30, 1998 from 89.4% at June 30, 1997, however earning assets grew faster than average rate-related liabilities resulting in an increase in net interest income.


Provision for Loan Losses

The loan loss provision decreased during both the second quarter and the first six months of 1998 largely due to a smaller loan portfolio. The smaller provision, combined with a higher net charge-off level, accounted for the decrease in the allowance for loan losses of $31,000 or .3% during the first half of 1998.

Net loan charge-offs for the first six months amounted to $631,000, up from the amount of $348,000 for the comparable period in 1997. On an annualized basis net charge-offs amounted to .20% of average loans outstanding for 1998 and .12% for the comparable period in 1997.

Expressed as a percent of outstanding loans the allowance increased to 1.54% at June 30, 1998, up from 1.50% at year end 1997 and 1.40% on June 30, 1997. The allowance level is subject to change during future periods as the amounts provided during any given period are dependent upon management's ongoing review process and assessment of the perceived loss exposure in the then outstanding loan portfolio.

Nonperforming loans increased in the first half of 1998 by $1,557,000 or 41.2%. Total nonperforming assets, which include other real estate, increased by $1,594,000 or 26.9% from December 31, 1997.

The table below presents a comparison of nonperformings.

                                     June 30,           December 31,
                                       1998                 1997
                                     --------           ------------
                                            (in thousands)
     Nonaccrual loans                 $2,862               $1,594
     Loans past due
      90 days or more                  1,263                1,068
     Restructured loans                1,211                1,117
                                      ------               ------
       Total nonperforming loans       5,336                3,779
     Other real estate                 2,189                2,152
                                      ------               ------
       Total nonperforming assets     $7,525               $5,931
                                      ======               ======

     Nonperforming loans
      as a % of total loans             .87%                 .59%
                                        ===                  ===

     Nonperforming assets
      as a % of total assets            .92%                 .74%
                                        ===                  ===

On a percentage basis, the allowance for loan losses decreased from 252.2% of nonperforming loans at the end of 1997 to 178.1% at June 30, 1998. Although higher then reported at year end 1997, nonperforming loans and nonperforming assets decreased by $314,000 and $791,000 respectively in the last three months.

Management intends to continue in its efforts toward maintaining a high quality loan portfolio and anticipates further improvement in this area.


Noninterest Income

Noninterest income increased by $835,000 or 31.3% in the second quarter and $1,609,000 or 31.2% during the first six months of 1998 compared to the same periods last year. Exclusive of security transactions, noninterest income increased by $805,000 or 23.2% for the quarter and $1,619,000 or 23.9% for the first half of 1998. A large part of the increase is due to an increase in net gains from the sale of loans of $488,000 for the quarter and $787,000 for the first six months of 1998. Also, fee-based income for the first six months increased $364,000 due to increases in trust fees and fees collected for brokerage services.


Noninterest Expenses

The increase in noninterest expenses resulted from changes in its major components as set forth below, indicative of the normal effects of inflation as well as the growth of the organization. The major components of other expenses increased (decreased) as follows:
                                            Three months         Six months
                                               ended                ended
                                            June 30, 1998       June 30, 1998
                                            -------------       -------------
    Salaries and employee benefits               6.9%                5.7%
    Occupancy, furniture and equipment           5.9                 2.8
    Data processing                              6.3                  .3
    Advertising                                 (4.9)                3.9
    Other                                        3.7                 8.7


Applicable Income Tax

Applicable income tax expense is based on income, less that portion which is exempt from federal taxation, taxed at the statutory federal income tax rate of 35%. The provision is further reduced by other smaller items. The increase in the 1998 income tax provision reported herein for the second quarter and the first six months was mostly due to the increase in pre-tax income of the Company for 1998, combined with a decrease in the portion of interest income which is exempt from federal taxation.


Year 2000 Compliance

A significant issue has emerged in the banking industry and the economy overall regarding how existing application software programs and operating systems can accommodate the date value for the year 2000. Programs and operating systems using a two digit date rather than a four digit date may calculate incorrectly or cease to operate after December 31, 1999. Since 1997, the Corporation has been engaged in a program to ensure that all computer systems will continue to make accurate date-related computations on and after January 1, 2000. The Corporation has not identified any noncompliant systems for which a solution is not available. Discussions with significant commercial clients of the Corporation are taking place in regards to their Year 2000 readiness as well. All Year 2000 costs to date have been expensed as incurred. Future expenses to ensure Year 2000 compliance are not anticipated by management to be material to the financial position, results of operation or cash flow of the Company.


Quantitative and Qualitative Disclosures about Market Risk

No material charges.

PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
    Exhibit (27) Financial Data Schedule - The required financial data schedule is filed as Exhibit 27 at page 16 of this report.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1998




                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         Michigan Financial Corporation
                                         ---------------------------------------
                                                   (Registrant)



Dated:  August 10, 1998                   /s/ HOWARD L. COHODAS
       ---------------------             ---------------------------------------
                                         Howard L. Cohodas, Chairman
                                           & President
                                           (Chief Executive Officer)



Dated:  August 10, 1998                   /s/ KENNETH F. BECK
       ---------------------             ---------------------------------------
                                         Kenneth F. Beck, Senior Vice President,
                                           Treasurer & Secretary
                                           (Chief Financial Officer and
                                              Chief Accounting Officer)