Form 10-Q/A
period 1998-06-30
MICHIGAN FINANCIAL CORP
filed 1998-08-24
CIK 65637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A

                          AMENDMENT NO. 1 TO FORM 10-Q



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

                         MICHIGAN FINANCIAL CORPORATION

                                     INDEX


PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated Statements of Income

               Three and six months ended June 30, 1998 and 1997

         The number (10) appearing in three months ended June 30, 1997 column should appear in the six months ended June 30, 1998 column for Net investment securities gains (losses). It had inadvertently been included in the three months ended June 30, 1997 column.

         Consolidated Statements of Cash Flows

               Six months ended June 30, 1998 and 1997

         The number (16,015) appearing in the six months ended 1998 column should appear in the six months ended June 30, 1997 column for Decrease in federal funds purchased. It had inadvertently been included in the six months ended June 30, 1998 column.


         Signatures

         The signature page is attached.

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




Dated:  August 24, 1998                   /s/ HOWARD L. COHODAS
       ---------------------             ---------------------------------------
                                         Howard L. Cohodas, Chairman
                                           & President
                                           (Chief Executive Officer)



Dated:  August 24, 1998                   /s/ KENNETH F. BECK
       ---------------------             ---------------------------------------
                                         Kenneth F. Beck, Senior Vice President,
                                           Treasurer & Secretary
                                           (Chief Financial Officer and
                                              Chief Accounting Officer)