Form 10-Q
period 1998-09-30
MICHIGAN FINANCIAL CORP
filed 1998-11-12
CIK 65637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended       September 30, 1998
                                  ------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ____________________ to ______________________

Commission file number  0-7515
                       --------


                          MICHIGAN FINANCIAL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Michigan                                       38-2011532
            --------                                       ----------
(State or other jurisdiction of                      (I. R. S. Employer
incorporation or organization)                        Identification Number)

101 West Washington Street, Marquette, Michigan                   49855
-----------------------------------------------                   -----
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code   (906)  228-6940
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             CLASS                          Outstanding as of November 10, 1998
----------------------------------         ------------------------------------


Common Stock, no par value                               6,173,268
----------------------------------         ------------------------------------

PART  I.    FINANCIAL  INFORMATION

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30,   December 31,   September 30,
                                                                        1998            1997           1997
                                                                    -------------   ------------   -------------
                                                                               (dollars in thousands)
ASSETS

  Cash and due from banks                                            $  29,700       $  33,208       $  42,478

Short-term investments:
  Federal funds sold                                                    46,000          14,300
  Money market investments                                               2,471           1,791             392

  Investment securities:
    Available for sale                                                  90,913          76,981          83,807
    Held to maturity                                                                    10,952          13,256

  Loans                                                                620,699         635,492         638,775
  Allowance for loan losses                                             (9,462)         (9,533)         (9,254)
                                                                     ---------       ---------       ---------
                                                         NET LOANS     611,237         625,959         629,521

  Premises and equipment                                                25,847          25,397          25,460
  Accrued interest receivable                                            5,259           5,326           5,653
  Other assets                                                          12,610          10,482           9,908
                                                                     ---------       ---------       ---------

                                                                     $ 824,037       $ 804,396       $ 810,475
                                                                     =========       =========       =========

LIABILITIES
  Noninterest bearing deposits                                       $  72,038       $  69,687       $  71,187
  Interest bearing deposits                                            637,633         625,116         619,402
                                                                     ---------       ---------       ---------
                                                    TOTAL DEPOSITS     709,671         694,803         690,589

  Federal funds purchased                                                                               13,900
  Federal Home Loan Bank advances                                        3,000           5,000           2,000
  Accrued interest payable                                               3,608           3,309           3,467
  Other liabilities                                                     10,469           8,593           9,468
                                                                     ---------       ---------       ---------
                                                 TOTAL LIABILITIES     726,748         711,705         719,424

STOCKHOLDERS' EQUITY Common stock, no par value:
    Authorized shares - 10,000,000
    Shares issued and outstanding - 6,173,268 in 1998
       and 5,877,601 in 1997                                            35,741          25,050          25,050
  Retained earnings                                                     61,223          67,693          66,056
  Accumulated other comprehensive income                                   325             (52)            (55)
                                                                     ---------       ---------       ---------
                                        TOTAL STOCKHOLDERS' EQUITY      97,289          92,691          91,051
                                                                     ---------       ---------       ---------

                                                                     $ 824,037       $ 804,396       $ 810,475
                                                                     =========       =========       =========

See notes to consolidated financial statements.

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                     Three months ended     Nine months ended
                                                        September 30          September 30
                                                      1998       1997       1998        1997
                                                    -------    --------   --------    --------
                                                        (in thousands, except per share data)
Interest income:
  Loans, including fees                             $ 15,008   $ 15,397   $ 44,820    $ 44,439
  Investment securities:
    Taxable                                            1,286      1,339      3,623       4,234
    Tax-exempt                                            79        152        301         522
  Short-term investments                                 774         43      2,106         230
                                                    --------   --------   --------    --------
                           TOTAL INTEREST INCOME      17,147     16,931     50,850      49,425
Interest expense:
  Deposits                                             6,938      6,514     20,542      19,082
  Borrowings                                              44         87        163         206
                                                    --------   --------   --------    --------
                          TOTAL INTEREST EXPENSE       6,982      6,601     20,705      19,288
                                                    --------   --------   --------    --------
                             NET INTEREST INCOME      10,165     10,330     30,145      30,137

Provision for loan losses                                100        601        700       1,259
                                                    --------   --------   --------    --------
                       NET INTEREST INCOME AFTER
                       PROVISION FOR LOAN LOSSES      10,065      9,729     29,445      28,878

Noninterest income:
  Trust department income                              1,259      1,102      3,643       3,279
  Fees for other customer services                       984        927      2,912       2,698
  Net gains on sale of loans                             599        311      1,716         641
  Net investment securities gains (losses)                 0         59        (10)         59
  Other                                                  519        496      1,859       1,368
                                                    --------   --------   --------    --------
                                                       3,361      2,895     10,120       8,045
                                                    --------   --------   --------    --------
                                                      13,426     12,624     39,565      36,923
Noninterest expenses:
  Salaries and employee benefits                       4,970      4,693     14,841      14,032
  Net occupancy                                          660        670      2,022       2,027
  Furniture and equipment                                550        527      1,581       1,497
  Data processing                                        483        403      1,344       1,261
  Advertising                                            322        314        984         951
  Other                                                2,231      2,157      6,549       6,130
                                                    --------   --------   --------    --------
                                                       9,216      8,764     27,321      25,898
                                                    --------   --------   --------    --------

Income before income tax expense                       4,210      3,860     12,244      11,025
Income tax expense                                     1,370      1,183      3,938       3,389
                                                    --------   --------   --------    --------
                                      NET INCOME    $  2,840   $  2,677   $  8,306    $  7,636
                                                    ========   ========   ========    ========

Per share data:
  Basic earnings                                    $    .46   $    .43   $   1.35    $   1.24
  Diluted earnings                                       .46        .43       1.34        1.24
  Dividends paid                                         .23        .19        .67         .55

See notes to consolidated financial statements.
                                        3

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME





                                                 Three months ended    Nine months ended
                                                    September 30         September 30
                                                   1998      1997       1998       1997
                                                   ----      ----       ----       ----
                                                             (in thousands)

Net income                                       $ 2,840   $ 2,677    $ 8,306   $ 7,636
Other comprehensive income:
  Unrealized gains on securities -
    Unrealized holding gains arising
      during period                                  404       255        496       413
    Reclassification adjustment for (gains)
      losses included in net income                    0       (59)        10       (59)
                                                 -------   -------    -------   -------

Other comprehensive income before
  income tax                                         404       196        506       354
Income tax expense related to items
  of other comprehensive income                      141        69        177       124

                                                 -------   -------    -------   -------
                           COMPREHENSIVE INCOME  $ 3,103   $ 2,804    $ 8,635   $ 7,866
                                                 =======   =======    =======   =======


                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          Nine months ended
                                                                            September 30
                                                                          1998         1997
                                                                        --------    --------
OPERATING ACTIVITIES                                                       (in thousands)
   Net income                                                           $  8,306    $  7,636
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Proceeds from sale of mortgage loans held for sale               72,174      24,795
         Origination of mortgage loans held for sale                     (70,829)    (24,957)
         Realized gain on sale of loans                                   (1,716)       (641)
         Depreciation and amortization                                     1,704       1,609
         Provision for loan losses                                           700       1,259
         Other                                                              (554)      1,164
         Increase in interest payable                                        299         697
         (Increase) decrease in interest receivable                           67        (445)
         Net (accretion) amortization of investment securities               (34)         58
         Realized investment securities (gains) losses                        10         (59)
                                                                        --------    --------

                            NET CASH PROVIDED BY OPERATING ACTIVITIES     10,127      11,116


INVESTING ACTIVITIES

   Purchases of available for sale securities                            (42,434)     (5,464)
   Proceeds from calls and maturities of available for sale securities    34,958      21,858
   Net increase in short-term investments                                (32,380)       (107)
   Net (increase) decrease in loans                                       14,395     (39,742)
   Proceeds from calls and maturities of held to maturity securities       4,269       5,611
   Purchases of premises and equipment                                    (2,079)     (2,331)
   Proceeds from sale of available for sale securities                       831       2,113
   Proceeds from sale of premises and equipment                               22          30
   Purchases of held to maturity securities                                             (205)
                                                                        --------    --------

                                NET CASH USED BY INVESTING ACTIVITIES    (22,418)    (18,237)


FINANCING ACTIVITIES

   Net increase in deposits                                               14,868      14,481
   Cash dividends                                                         (4,142)     (3,429)
   Federal Home Loan Bank advances                                        (2,000)      2,000
   Proceeds from exercise of stock options                                    57
   Decrease in federal funds purchased                                                (2,115)
                                                                        --------    --------

                            NET CASH PROVIDED BY FINANCING ACTIVITIES      8,783      10,937


                       INCREASE (DECREASE) IN CASH AND DUE FROM BANKS     (3,508)      3,816
                                                                        --------    --------

Cash and due from banks at beginning of year                              33,208      38,662
                                                                        --------    --------

                             CASH AND DUE FROM BANKS AT END OF PERIOD   $ 29,700    $ 42,478
                                                                        ========    ========


See notes to consolidated financial statements
                                       5

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the three and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


NOTE B -  ACCOUNTING CHANGES

Effective July 1, 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivatives, including derivative instruments embedded in other contracts, and for hedging activities. Although the Company does not engage in the use of derivative instruments, transition provisions allowed the Company to transfer its remaining investment securities categorized as held-to-maturity to the available-for-sale category. At July 1, 1998, the date of transfer, the amortized cost of those securities was $6,672,000 and the unrealized gain on those securities was $73,000, which is included in stockholders' equity, net of income tax effect of $25,000. Statement No. 133 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

NOTE C - INVESTMENT SECURITIES

A comparison of the carrying amount and approximate market value follows:


                                September 30, 1998         December 31, 1997
                                ------------------         -----------------
                             Amortized    Approximate   Amortized   Approximate
                               Cost      Market Value      Cost     Market Value
                               ----      ------------      ----     ------------
                                               (in thousands)
Available for Sale

U.S. Treasury and
  government agencies         $71,229      $71,592       $58,922      $58,883
Mortgage-backed securities      8,828        8,905        14,293       14,246
State and political
  subdivisions                  6,254        6,353
Other securities                4,103        4,063         3,847        3,852
                              -------      -------       -------      -------

                      TOTAL   $90,414      $90,913       $77,062      $76,981
                              =======      =======       =======      =======

Held to Maturity

State and political
  subdivisions                                           $10,952      $11,054
                                                         =======      =======


NOTE D - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per share computations is presented below. Weighted-average share amounts are presented in thousands.

                                       Three months ended      Nine months ended
                                          September 30            September  30
                                         1998       1997         1998      1997
                                         ----       ----         ----      ----
Basic Earnings Per Share
   Net income                           $2,840     $2,677       $8,306    $7,636
                                        ======     ======       ======    ======

   Weighted-average common shares
    outstanding                          6,172      6,171        6,171     6,171
                                         =====      =====        =====     =====

       Basic Earnings Per Share           $.46       $.43        $1.35     $1.24
                                          ====       ====        =====     =====

Diluted Earnings Per Share
   Net income                           $2,840     $2,677       $8,306    $7,636
                                        ======     ======       ======    ======

   Weighted-average common shares
    outstanding                          6,172      6,171        6,171     6,171
   Add dilutive effects of assumed
    exercises under stock options           54         15           49        11
                                         -----      -----       ------    ------

   Weighted-average common and dilutive
    potential common shares outstanding  6,226      6,186        6,220     6,182
                                         =====      =====       ======    ======
       Diluted Earnings Per Share         $.46       $.43        $1.34     $1.24
                                          ====       ====        =====     =====

NOTE E - COMPREHENSIVE INCOME

Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income consists of the change in unrealized gains and losses on investment securities available for sale.


NOTE F - STOCK DIVIDEND

On June 20, 1998, the Company issued 293,367 shares of common stock as a 5% stock dividend. These shares had a value of $10,634,000 at the date of issuance. References to the number of shares of common stock in the financial statements and all per share data have been adjusted for the stock dividend.


NOTE G - RECLASSIFICATIONS

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

                                                  Change from December 31, 1997
                                                      to September 30, 1998
                                                      ---------------------
                                                       Increase (Decrease)
                                                       -------------------
                                                        $                %
                                                     ------            -----
Funding sources:
  Deposits                                           14,868              2.1
  Federal Home Loan Bank advances                    (2,000)           (40.0)
  Other sources, net                                  7,699             19.4
                                                     ------
                                                     20,567              2.8
                                                     ======             ====

Funding uses:
  Loans                                             (14,793)            (2.3)
  Investment securities                               2,980              3.4
  Short-term investments                             32,380            201.2
                                                     ------
          Total uses                                 20,567              2.8
                                                     ======            =====


Aggregate deposits, the primary source of funds, increased by $14,868,000 or 2.1% during the first nine months of 1998. Experience was mixed within the deposit category, as shown below:

                                                Increase (Decrease)
                                                -------------------
                                                 $               %
                                              ------           ----
      Time-retail                             14,024            4.7
      Savings                                 (5,450)          (1.9)
      Time-jumbo                               3,943            9.8
      Demand                                   2,351            3.4
                                              ------
                                              14,868            2.1
                                              ======           ====

As a result, total deposit levels at September 30, 1998 showed an increase from the end of 1997.

The loan portfolio decreased by 2.3% during the first nine months of 1998. The commercial loan portfolio showed no variance while the real estate and installment loan portfolios decreased by 2.3% and 7.2% respectively.

For liquidity purposes the excess funds generated during the period were mainly placed in short-term investments.

In addition to the above trends in the sources and uses of funds, the Company services loans for outside agencies, primarily Freddie Mac. At September 30, 1998 the volume of Freddie Mac loans sold with servicing retained was $298 million. The comparable figure one year earlier was $227 million. The ability of the Company to sell these loans enables it to more effectively manage its funding operations.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1998 there were no significant changes with respect to the capital resources of the Company. Management feels that the liquidity position of the Company as of September 30, 1998 is more than adequate to meet its future cash flow needs. Management also closely monitors capital levels to provide for normal business needs and to comply with regulatory requirements. As summarized below, the Company's capital ratios were well in excess of the regulatory requirements for classification as "Well Capitalized":

                             Regulatory
                             Minimum for           September 30,
                         "Well Capitalized"        1998     1997
                         ------------------        ----     ----
Total capital                  10.0%              16.61%   15.65%
Tier I capital                  6.0               15.36    14.40
Tier I leverage ratio           5.0               11.72    11.35

RESULTS OF OPERATIONS

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below in thousands of dollars, and as a percent.

                                                    Comparison of
                                                    -------------
                                         Three months           Nine months
                                      ended September 30,   ended September 30,
                                         1998 and 1997         1998 and 1997
                                         -------------         -------------
                                                  Increase(Decrease)
Interest income                         $  216      1.3%      $1,425      2.9%
Interest expense                           381      5.8        1,417      7.3
                                        ------                ------
Net interest income                       (165)    (1.6)           8      0.0
Provision for loan losses                 (501)   (83.4)        (559)   (44.4)
                                        -------               ------
Net interest income after provision
  for loan losses                          336      3.5          567      2.0
Noninterest income                         466     16.1        2,075     25.8
Noninterest expenses                       452      5.2        1,423      5.5
                                        ------                ------
Income before income tax expense           350      9.1        1,219     11.1
Income tax expense                         187     13.6          549     16.2
                                        ------                ------

      Net income                        $  163      6.1%      $  670      8.8%
                                        ======                ======


Net Interest Income

Net interest income decreased by $165,000 or 1.6% during the third quarter of 1998 from the same period in 1997. The decrease was due to interest expense increasing more than interest income. Despite the quarterly decrease, net interest income for the first nine months of 1998 increased by $8,000, less than
 .1%, from the comparable period of 1997. The loan to deposit ratio decreased to 87.5% at September 30, 1998 from 92.5% at September 30, 1997, however earning assets grew faster than average rate-related liabilities resulting in an increase in net interest income.

Provision for Loan Losses

The loan loss provision decreased during both the third quarter and the first nine months of 1998 largely due to a smaller loan portfolio. The smaller provision, combined with a higher net charge-off level, accounted for the decrease in the allowance for loan losses of $71,000 or .7% during the first nine months of 1998.

Net loan charge-offs for the first nine months amounted to $771,000, up from the amount of $393,000 for the comparable period in 1997. On an annualized basis net charge-offs amounted to .17% of average loans outstanding for 1998 and .09% for the comparable period in 1997.

Expressed as a percent of outstanding loans the allowance increased to 1.52% at September 30, 1998, up from 1.50% at year end 1997 and 1.45% on September 30, 1997. The allowance level is subject to change during future periods as the amounts provided during any given period are dependent upon management's ongoing review process and assessment of the perceived loss exposure in the then outstanding loan portfolio.

Nonperforming loans increased in the first nine months of 1998 by $1,288,000 or 34.1%. Total nonperforming assets, which include other real estate, increased by $708,000 or 11.9% from December 31, 1997.

The table below presents a comparison of nonperformings.

                                  September 30,          December 31,
                                       1998                 1997
                                       ----                 ----
                                            (in thousands)
     Nonaccrual loans                 $3,080               $1,594
     Loans past due
      90 days or more                    734                1,068
     Restructured loans                1,253                1,117
                                      ------               ------
       Total nonperforming loans       5,067                3,779
     Other real estate                 1,572                2,152
                                      ------               ------
       Total nonperforming assets     $6,639               $5,931
                                      ======               ======

     Nonperforming loans
      as a % of total loans             .82%                 .59%
                                        ===                  ===

     Nonperforming assets
      as a % of total assets            .81%                 .74%
                                        ===                  ===

On a percentage basis, the allowance for loan losses decreased from 252.2% of nonperforming loans at the end of 1997 to 186.7% at September 30, 1998. Although higher than reported at year end 1997, nonperforming loans and nonperforming assets decreased by $269,000 and $1,997,000 respectively in the last three months and $583,000 and $2,788,000 in the last six months. Management intends to continue its efforts toward maintaining a high quality loan portfolio and anticipates further improvement in this area.

Noninterest Income

Noninterest income increased by $466,000 or 16.1% in the third quarter and $2,075,000 or 25.8% during the first nine months of 1998 compared to the same periods last year. Exclusive of security transactions, noninterest income increased by $525,000 or 18.5% for the quarter and $2,144,000 or 26.8% for the first nine months of 1998. A large part of the increase is due to an increase in net gains from the sale of loans of $288,000 for the quarter and $1,075,000 for the first nine months of 1998. Also, fee-based income for the first nine months increased $578,000 due to increases in trust fees and fees collected for brokerage services.

Noninterest Expenses

The increase in noninterest expenses resulted from changes in its major components as set forth below, indicative of the normal effects of inflation as well as the growth of the organization. The major components of other expenses increased as follows:
                                             Three months        Nine months
                                                ended               ended
                                          September 30, 1998  September 30, 1998
                                          ------------------  ------------------
    Salaries and employee benefits               5.9%                5.8%
    Occupancy, furniture and equipment           1.1                 2.2
    Data processing                             19.9                 6.6
    Advertising                                  2.5                 3.5
    Other                                        3.4                 6.8

The 19.9% quarterly increase in data processing expense is due to the third quarter in 1997 having been lower than normal.

Applicable Income Tax

Applicable income tax expense is based on income, less that portion which is exempt from federal taxation, taxed at the statutory federal income tax rate of 35%. The provision is further reduced by other smaller items. The increase in the 1998 income tax provision reported herein for the third quarter and the first nine months was mostly due to the increase in pre-tax income of the Company for 1998, combined with a decrease in the portion of interest income which is exempt from federal taxation.

Year 2000 Compliance

A significant issue has emerged in the banking industry and the economy overall regarding how existing application software programs and operating systems can accommodate the date value for the Year 2000. Programs and operating systems using a two digit date rather than a four digit date may calculate incorrectly or cease to operate after December 31, 1999. Initially this potential problem was believed to be limited to software programs and data applications (collectively referred to as "Information Technology" or "IT" systems) using date-related fields during processing. The scope of concern has since been expanded to include "non-IT" systems such as electronically controlled elevators and security systems.

Since 1997, the Company has been engaged in a program to ensure that all computer systems will continue to make accurate date-related computations on and after January 1, 2000. Early in 1997, management appointed a team of individuals that would develop and administer a plan to address the Company's Year 2000 risks. The plan was to address both "IT" and "non-IT" systems using the following steps: (1) Inventory: identify all items to be included in the Year 2000 program; (2) Assessment: prioritize the inventory for review and determine the scope of remediation and testing effort required; (3) Conversion: make all the necessary changes to become Year 2000 compliant; (4) Testing: verify through structured testing that all inventory is in fact Year 2000 compliant; (5)
Implementation: position the inventory items back into production after testing is complete; and

(6) Contingency Planning: design a contingency plan for all systems in the event of other unforeseen circumstances. Another aspect included in the Year 2000 program, other than "IT" and "non-IT" computer systems, relates to the risks posed to the Company by customers. Borrowers and depositors having significant relationships with the Company have been identified in accordance with regulatory guidelines. The risk to the Company arising from the failure of these customers to address their Year 2000 concerns has been identified and is included in the contingency plan for continuing operations.

As of September 30, 1998, the Company has completed the first two steps of its Year 2000 plan. A complete inventory of all Year 2000 items has been documented and a priority level has been assigned with regards to remediation and testing. Steps 3 and 4, conversion and testing, are well underway for all Year 2000 items.

Three "IT" systems have been recognized by the Company as being "mission critical" to its continuing operation. These systems received the highest priority level for remediation and testing. The first such system is the data processing service provided by Alltel Information Services, Inc. Alltel provides deposit and loan data processing services to the bank subsidiaries of the Company. Alltel is one of the nations major providers of such services to financial institutions. In conjunction with Alltel, the Company believes it has identified all processing applications which are date-sensitive and has established timelines for testing and installing Year 2000 compliant software. This conversion began in September of 1998 with completion anticipated in April 1999.

The second mission critical system identified by the Company is the payment processing system used by the Company's banking subsidiaries. The Company contracts with Wausau Financial Services to provide this service. All phases of the Company's Year 2000 plan have been completed for this system and it has been tested and determined to be Year 2000 ready. The remediated software has been placed into production and is being used as of September 30, 1998.

M&I Data Services, a subsidiary of Marshall & Ilsley Corporation, provides the third mission critical system to the Corporation, Trust data processing and investment services technology. The Year 2000 plan with regards to this system is currently in the testing and conversion stages and is anticipated to be Year 2000 ready by April, 1999.

All other third-party vendors for in-house systems, primarily PC-based applications, have been contacted to confirm that the Company's software is Year 2000 ready. Appropriate personnel within the Company have been assigned the responsibility to test and verify vendor claims about Year 2000 readiness. The Company expects to have all in-house systems, whether developed internally or obtained from an outside supplier, converted by December 31, 1998. Vendors for Year 2000 items noted as "non-IT" have also been contacted with regards to their state of Year 2000 readiness. The Company acknowledges risk in this area as failure with any of these systems is not under its control. The Company monitors Year 2000 efforts by each of the "non-IT" vendors through scheduled reviews. At this time, all "non-IT" vendors expect to be Year 2000 compliant prior to December 31, 1999.

The Year 2000 program implemented by the Company follows closely the process suggested by the Federal Financial Institutions Examination Council ("FFIEC"). The "FFIEC" is an interagency organization made up of regulatory agencies that monitor the safety and soundness of banks and savings associations. The "FFIEC" is responsible for supervising the efforts of financial institutions preparing for the Year 2000. The regulatory agencies are conducting special examinations of insured banks, including those subsidiaries of the Company, and savings associations to verify efforts toward attaining Year 2000 readiness.

Costs to date for Year 2000 remediation have not been material to the financial condition of the Company. All costs related to the Company's Year 2000 plan have been expensed as incurred. Total expenses recognized to date are $197,000 including $89,000 in personnel expense and $108,000 in hardware and software expense. Personnel expense relates to Year 2000 training, testing, customer awareness of Year 2000 concerns and evaluation of Year 2000 efforts of significant customers. Hardware and software costs include purchase/replacement of equipment, upgrades to software, and vendor costs related to Year 2000 remediation. Future expenses for Year 2000, including personnel, hardware and software expense, are estimated to be $160,000.

A complete business resumption plan is expected to be complete by December 31, 1998. Contingency plans have been developed for each of the "mission critical" systems identified by the Company.

The Company has not identified any noncompliant systems for which a solution is not available. However, due to the general uncertainty inherent in the Year 2000 problem, the Company is unable to ensure its systems will not be impacted by the Year 2000. The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities. Such failures could materially affect the Company's results of operations and financial condition. The Year 2000 program implemented by the Company is expected to significantly reduce its level of uncertainty regarding Year 2000 exposure. Management believes that completion of the Year 2000 program as currently scheduled will greatly reduce the possibility of significant interruptions of normal operations.

Quantitative and Qualitative Disclosures about Market Risk

No material changes.

PART II.  OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
    Exhibit (27) Financial Data Schedule - The required financial data schedule is filed as Exhibit 27 at page 20 of this report.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1998





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           Michigan Financial Corporation
                                                   (Registrant)
                                         ---------------------------------------


Dated:   November 10, 1998               /s/ HOWARD L. COHODAS
        ------------------               ---------------------------------------
                                         Howard L. Cohodas, Chairman
                                           & President
                                           (Chief Executive Officer)



Dated:   November 10, 1998               /s/ KENNETH F. BECK
        ------------------               ---------------------------------------
                                         Kenneth F. Beck, Senior Vice President,
                                           Treasurer & Secretary
                                           (Chief Financial Officer and
                                             Chief Accounting Officer)