Form 10-K405
period 1998-12-31
MICHIGAN FINANCIAL CORP
filed 1999-03-22
CIK 65637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended   December 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
or the transition period from ______________________ to ________________________


Commission file number 0-7515

                         MICHIGAN FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Michigan                                    38-2011532
--------------------------------        ----------------------------------------
(State or other jurisdiction of         (IRS Employer Identification Number)
 incorporation or organization)

101 West Washington Street, Marquette, Michigan                   49855
-----------------------------------------------        -------------------------
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code      (906) 228-6940

Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of each exchange
      Title of each class                          on which registered
      -------------------                          ---------------------
            None
--------------------------------        ----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 1, 1999. $92,593,974

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 1999.

                     Common Stock, no par value - 6,173,268
--------------------------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual stockholders report for the year ended December 31, 1998 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual stockholders meeting to be held April 27, 1999 are incorporated by reference into Part III.

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

The seven subsidary banks of the Company, either individually or in the aggregate, provide full banking and trust services, including commercial and savings deposit account and safe deposit facilities, for individuals, partnerships, nonprofit organizations, corporations, and governmental units. Through their commercial loan departments, the banks provide funds for business and industry, both short-term (accounts receivable, inventory, working capital and floor-planning) and long-term (leasehold improvements and building construction) as well as funds for individuals. The installment loan departments of the banks extend loans to individuals and businesses to purchase consumer goods such as automobiles, household goods and materials for home modernization. The mortgage loan departments provide both residential and commercial real estate loans. The trust departments administer trust assets for individual trusts and estates as well as for pension and profit sharing trusts.

The Company's seven subsidiary banks have 33 banking offices in nine counties of Michigan's Upper Peninsula: Alger, Delta, Dickinson, Gogebic, Houghton, Iron, Marquette, Menominee, and Schoolcraft. The banks also operate 41 automated teller machines ("ATMs") in several market areas. One of its banks also operates a loan production office in northeastern Wisconsin. All the banks have a retail banking orientation and compete vigorously with other commercial banks, savings banks, various finance companies, and public, religious and private credit unions. The banks receive direct banking competition from other banks with offices in the same cities.

The Company also competes with a much larger out-of-state multi-bank holding company which has banking offices located in the same market areas as five of the Company's banks and operates additional banking offices in other areas not served by the Company's banks. The Company also competes with smaller holding companies located in its market areas.

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

The OCC has issued guidelines which impose upon national banks certain risk-based capital and leverage standards. These guidelines, as well as the capital requirements of bank regulators, are discussed in Note J, beginning on page 29, in the annual stockholders report for the year ended December 31, 1998 which is incorporated herein by reference. Failure to meet applicable capital guidelines could subject a national bank to a variety of enforcement remedies available to the federal regulatory authorities. Depending upon circumstances, the regulatory agencies may require an institution to surpass minimum capital ratios established and may also take more restrictive action.

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

The Company and its subsidiaries employed 657 people as of December 31, 1998.

No material portion of the Company's business is seasonal.

The commercial banking business, constituting one line of business, represents substantially all of the business conducted by the Company and its subsidiaries, and substantially all revenues of the Company are derived from that one line of business, commercial banking.

Neither the Company nor any of its subsidiaries is engaged in foreign operations.




               CONSOLIDATED FINANCIAL AND STATISTICAL INFORMATION


The tables set forth on the next nine pages of this report contain selected consolidated statistical information for the Company and its subsidiaries for the years 1996 through 1998 (1994 through 1998 for certain loan portfolio and loan loss information). The financial and statistical data presented in these tables provide a detailed review of the Company's business activities.

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

                                                1998                             1997                              1996
                               ---------------------------------  --------------------------------  --------------------------------

                                 Average     Interest               Average     Interest              Average    Interest
                                  Amount      Earned   Yield or     Amount       Earned   Yield or    Amount      Earned   Yield or
                               Outstanding   or Paid   Rate Paid  Outstanding   or Paid  Rate Paid  Outstanding   or Paid  Rate Paid
                               -----------   -------   ---------  -----------   -------  ---------  -----------   -------  ---------
                                                                        (Amounts in thousands)
Earning assets:
  Time deposits in other banks  $      7    $      0       5.22%    $      7   $      0       5.44%   $      7   $      0      5.15%
  Federal funds sold              50,239       2,675       5.32%       7,204        391       5.43%     13,460        717      5.33%
  Other short-term investments     2,643         124       4.68%         439         20       4.55%        267         13      4.85%
  Investment securities:
    U. S. Treasury                 3,568         191       5.36%       7,805        444       5.69%     17,672      1,002      5.67%
    U. S. Government agencies
      and corporations            72,361       4,397       6.08%      77,551      4,658       6.01%     88,269      5,145      5.83%
    States and political
      subdivisions                 7,560         370       6.95%      14,392        656       6.54%     21,861        964      6.30%
    Other                          4,167         344       8.24%       4,624        335       7.25%      4,769        342      7.17%
  Loans                          620,347      59,828       9.72%     620,302     60,039       9.75%    575,115     55,561      9.74%
                                --------    --------   --------     --------   --------   --------    --------   --------  --------
          TOTAL EARNING ASSETS   760,892      67,929       9.01%     732,324     66,543       9.19%    721,420     63,744      8.95%

Noninterest earning assets:
  Cash and due from banks         30,354                              29,582                            28,387
  Premises and equipment          25,671                              25,226                            23,645
  Other assets                    15,648                              13,400                            11,418
  Allowance for loan losses       (9,474)                             (8,772)                           (7,906)
                                --------                            --------                          --------
                  TOTAL ASSETS  $823,091                            $791,760                          $776,964
                                ========                            ========                          ========

Interest bearing liabilities:
  Demand deposits                149,786       3,493       2.33%     139,592      3,160       2.26%    133,639      2,848      2.13%
  Savings deposits               137,255       3,523       2.57%     150,440      3,968       2.64%    165,152      4,283      2.59%
  Time deposits under $100,000   309,716      17,843       5.76%     290,284     16,483       5.68%    277,142     15,222      5.49%
  Time deposits over $100,000     42,457       2,548       6.00%      38,137      2,145       5.62%     34,099      1,940      5.69%
  Short-term borrowings                0           0       0.00%       2,191        126       5.76%      4,465        252      5.65%
  Other debt                       3,597         207       5.75%       2,093        120       5.75%          0          0      0.00%
                                --------    --------   --------     --------   --------   --------    --------   --------  --------
                TOTAL INTEREST
           BEARING LIABILITIES   642,811      27,614       4.30%     622,737     26,002       4.18%    614,497     24,545      3.99%
                                --------    --------   --------     --------   --------   --------    --------   --------  --------

Noninterest bearing liabilities
and Shareholders' equity:
  Demand deposits                 72,045                              68,128                            68,492
  Other liabilities               13,365                              12,140                            11,134
  Stockholders' equity            94,870                              88,755                            82,841
                                --------                            --------                          --------
         TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY  $823,091                            $791,760                          $776,964
                                ========                            ========                          ========

           NET INTEREST INCOME              $ 40,315                           $ 40,541                          $ 39,199
                                            ========                           ========                          ========

   NET YIELD ON EARNING ASSETS                             5.38%                              5.64%                            5.55%
                                                       ========                           ========                         ========


All of the above percentages are computed on a fully taxable statutory rate of
35%

The average balance of Loans includes nonaccrual loans.

  The table below sets forth a summary of the reasons for changes in interest earned and interest paid due to changes in volume and changes in rates for 1998 as compared with 1997. The change in interest due to both rate and volume has been allocated proportionally to change due to volume and to change due to rate.

                                                                INTEREST EARNED ON
                              -----------------------------------------------------------------------------------------
                                                              Other                                               Total
                              Time deposits     Federal     short-term       Taxable     Tax-exempt              earning
                              in other banks  funds sold    investments    securities    securities    Loans     assets
                              --------------  ----------    -----------    ----------    ----------    -----     ------
                                                                 (in thousands)
Increase (decrease) due to:
Volume                            $    --       $ 2,291       $   103       $  (334)      $  (329)    $     5    $ 1,736
Rate                                   --            (8)            1          (171)           43        (215)      (350)
                                  -------       -------       -------       -------       -------     -------    -------

          Net Change              $    --       $ 2,283       $   104       $  (505)      $  (286)    $  (210)   $ 1,386
                                  =======       =======       =======       =======       =======     =======    =======


                                                                INTEREST PAID ON
                                 -------------------------------------------------------------------------------
                                                                                                     Total
                                  Demand      Savings         Time      Short-term      Other   interest bearing
                                 deposits     deposits      deposits    borrowings      debt      liabilities
                                 --------     --------      --------    ----------      -----   ----------------
                                                                 (in thousands)
Increase (decrease) due to:
  Volume                          $  234       $ (342)       $1,365       $ (126)       $   86       $1,217
  Rate                                99         (103)          399           --            --          395
                                  ------       ------        ------       ------        ------       ------

            Net Change            $  333       $ (445)       $1,764       $ (126)       $   86       $1,612
                                  ======       ======        ======       ======        ======       ======

  The table below sets forth a summary of the reasons for changes in interest earned and interest paid due to changes in volume and changes in rates for 1997 as compared with 1996. The change in interest due to both rate and volume has been allocated proportionally to change due to volume and to change due to rate.

                                                                INTEREST EARNED ON
                              -----------------------------------------------------------------------------------------
                                                              Other                                               Total
                              Time deposits     Federal     short-term       Taxable     Tax-exempt              earning
                              in other banks  funds sold    investments    securities    securities    Loans     assets
                              --------------  ----------    -----------    ----------    ----------    -----     ------
                                                                 (in thousands)
Increase (decrease) due to:
  Volume                          $    --       $  (339)      $     7       $(1,246)      $  (371)    $ 4,420    $ 2,471
  Rate                                 --            13            (1)          194            64          58        328
                                  -------       -------       -------       -------       -------     -------    -------

            Net Change            $    --       $  (326)      $     6       $(1,052)      $  (307)    $ 4,478    $ 2,799
                                  =======       =======       =======       =======       =======     =======    =======



                                                                INTEREST PAID ON
                                 -------------------------------------------------------------------------------
                                                                                                     Total
                                  Demand      Savings         Time      Short-term      Other   interest bearing
                                 deposits     deposits      deposits    borrowings      debt      liabilities
                                 --------     --------      --------    ----------      -----   ----------------
                                                                 (in thousands)
Increase (decrease) due to:
  Volume                          $  132       $ (394)       $  960       $ (131)       $  120       $  687
  Rate                               180           80           505            5            --          770
                                  ------       ------        ------       ------        ------       ------

            Net Change            $  312       $ (314)       $1,465       $ (126)       $  120       $1,457
                                  ======       ======        ======       ======        ======       ======

                              INVESTMENT PORTFOLIO


The following table sets forth the carrying amount of investment securities at the dates indicated:

                                                        December 31
                                              --------------------------------
                                                1998        1997         1996
                                              -------      -------     -------
                                                      (in thousands)
  Available for Sale Securities:
      U.S. Treasury and government agencies   $78,848      $58,883    $ 71,256
      Mortgage-backed                           7,773       14,246      26,828
      States and political subdivisions         5,259           --          --
      Other                                     4,168        3,852       3,875
                                              -------       ------    --------

                                              $96,048      $76,981    $101,959
                                              =======      =======    ========


  Held to Maturity Securities:
      States and political subdivisions                    $10,952     $18,662
                                                           -------     -------

                                                           $10,952     $18,662
                                                           =======     =======


The table on the following page sets forth the maturities of investment securities at December 31, 1998, the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security) and the tax-equivalent adjustment used in calculating the yields.

                                   MATURITIES
                             (Amounts in thousands)

                                                                 After One But          After Five But
                                          Within One Year      Within Five Years       Within Ten Years       After Ten Years
                                        ------------------     ------------------     ------------------     ------------------
Available for Sale Securities:
                                         Amount     Yield      Amount      Yield       Amount     Yield       Amount     Yield
                                        -------    -------     -------    -------     -------    -------     -------    -------
   U.S. Treasury and U.S. Government
    agencies                            $ 4,661       6.13%    $74,187       5.82%    $    --         --%    $    --         --%
   Mortgage-backed                        1,633       3.73       5,472       6.15          --         --         668       5.79
   States and political subdivisions      2,555       6.94       1,672       7.95       1,032       8.57          --         --
   Other                                    103       8.75          --         --          --         --       4,065       1.20
                                        -------    -------     -------    -------     -------    -------     -------    -------

Total Available for Sale Securities    $  8,952       5.95%    $81,331       5.89%    $ 1,032       8.57%    $ 4,733       1.85%
                                       ========    =======     =======    =======     =======    =======     =======    =======


Tax-equivalent adjustment for
   calculation of yield                $    58                 $    43                $    30                $    --
                                       =======                 =======                =======                =======


Weighted average yields on tax-exempt obligations have been computed on a fully tax-equivalent basis assuming a tax rate of 35 percent.

LOAN PORTFOLIO

The amounts of loans outstanding at the indicated dates are shown in the following table according to type of loan.

                                              December 31
                              --------------------------------------------
                              1998      1997      1996      1995      1994
                              ----      ----      ----      ----      ----
                                             (in thousands)
Commercial, financial, and
 agricultural               $260,360  $263,727  $247,344  $246,134  $248,785
Real estate-construction      13,450    13,648    12,771    10,095     9,175
Real estate-mortgage         228,379   235,228   212,863   186,838   174,186
Consumer                     105,926   117,718   120,364   113,596   106,958
Leases                           579        --        --        --        --
                            --------  --------  --------  --------  --------

                            $608,694  $630,321  $593,342  $556,663  $539,104
                            ========  ========  ========  ========  ========


The following table shows the amounts of loans (excluding real estate mortgages, consumer loans and leases) outstanding as of December 31, 1998, which, based on remaining scheduled repayments of principal, are due in the periods indicated.

                                                   Maturing
                            --------------------------------------------------
                             Within      After One But       After
                            One Year   Within Five Years   Five Years    Total
                            --------   -----------------   ----------    -----
                                                (in thousands)
Commercial, financial, and
 agricultural               $79,855         $146,041         $34,464    $260,360
Real estate-construction     11,755            1,023             672      13,450
                            -------         --------         -------    --------

                            $91,610         $147,064         $35,136    $273,810
                            =======         ========         =======    ========


Included in the loans which are due after one year are $117,953,000 of loans with floating or adjustable interest rates. All other loans due after one year have fixed interest rates.


Nonaccrual, Past Due and Restructured Loans

The following table summarizes the Company's nonaccrual, past due and restructured loans:

                                           December 31
                          --------------------------------------------
                          1998      1997      1996      1995      1994
                          ----      ----      ----      ----      ----
                                         (in thousands)
Nonaccrual loans         $3,701    $1,594    $1,538    $2,061    $2,374

Accruing loans past
 due 90 days or more      1,152     1,068       901       915       830

Restructured loans          540     1,117     1,195       694       592

The 1998 and 1997 nonaccrual loan amounts include $3,389,000 and $1,302,000, respectively, for loans considered impaired. Impaired loans are discussed further on page 25 of the annual stockholders report for the year ended December 31, 1998 which is incorporated herein by reference.

Additional information with respect to nonaccrual and restructured loans for the two years ended December 31, 1998 is as follows:

                                                     1998           1997
                                                     ----           ----
                                                        (in thousands)
      Gross interest income that would have been
      recorded if the loans had been current
      in accordance with their original terms        $331           $223

      Interest income that was included in net
      income                                           93             89

The Company's policy with respect to nonaccrual loans and the recognition of loan interest income is explained on page 23 of the annual stockholders report for the year ended December 31, 1998 which is incorporated herein by reference.

Potential Problem Loans

Loans not past due but about which management has doubt as to the ability of the borrowers to comply with present repayment terms amounted to $19,076,000 at December 31, 1998, as detailed below. Management feels that the degree of risk associated with these loans is not significant enough to require them to be placed on a nonaccrual basis. These loans are subject to constant management attention and their classification is reviewed at least quarterly.

                                     Potential
                                      Problem       $ Amount
                                       Loans     Collateralized
                                     ---------   --------------
                                          (in thousands)
     Commercial                      $16,642         $16,116
     Real estate - construction           82              82
     Real estate - mortgage            2,136           2,083
     Consumer                            216             193
     Leases                               --              --
                                     -------         -------

                                     $19,076         $18,474
                                     =======         =======

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes the Company's loan loss experience for the five years ended December 31, 1998.

                                 1998     1997     1996     1995     1994
                                 ----     ----     ----     ----     ----
                                             (in thousands)
Balance of allowance for
 loan losses at beginning
 of period                      $9,533   $8,388   $7,589   $6,701   $6,553

Loans charged-off:
 Commercial, financial, and
  agricultural                     762      339      746      409      691
 Real estate-construction           --       --       --       --       --
 Real estate-mortgage              103        3       99      125       93
 Consumer                          563      637      545      411      485
 Leases                             --       --       --       --       --
                                ------   ------   ------   ------   ------

  Total loans charged-off        1,428      979    1,390      945    1,269

Recoveries of loans previously
 charged-off:
 Commercial, financial, and
  agricultural                     292      187       66       79      106
 Real estate-construction           --       --       --       --       --
 Real estate-mortgage                7        4       12       21       28
 Consumer                          152      152      182      150      162
 Leases                             --       --       --       --       --
                                ------   ------   ------   ------   ------

  Total recoveries                 451      343      260      250      296
                                ------   ------   ------   ------   ------

Net loans charged-off              977      636    1,130      695      973

Additions to allowance charged
 to expense*                       905    1,781    1,929    1,583    1,121
                                ------   ------   ------   ------   ------

Balance at end of period        $9,461   $9,533   $8,388   $7,589   $6,701
                                ======   ======   ======   ======   ======

Ratio of net charge-offs
 during period to average
 loans outstanding                 .16%     .10%     .20%     .13%     .19%

     * Management reviews the loan portfolios on a quarterly basis to determine the adequacy of the allowance for loan losses and to ensure that a proper provision for loan losses is being recognized. The amount charged to expense by each member bank is based on several factors, including the following: (a) analytical reviews of loan loss experience, by major loan category, in relation to loans outstanding to determine the minimum allowance for loan losses required for performing loans; (b) continuing reviews of problem or nonperforming loans and overall portfolio quality; (c) assumptions with respect to current and expected economic conditions and (d) the exercise of management judgment.

The following table shows an allocation of the allowance for loan losses at each of the five dates indicated:

                December 31, 1998       December 31, 1997       December 31, 1996       December 31, 1995       December 31, 1994
                -----------------       -----------------       -----------------       -----------------       -----------------
                           Percent                 Percent                 Percent                 Percent                 Percent
                           of Type                 of Type                 of Type                 of Type                 of Type
                         of Loans to             of Loans to             of Loans to             of Loans to             of Loans to
              Allowance  Total Loans  Allowance  Total Loans  Allowance  Total Loans  Allowance  Total Loans  Allowance  Total Loans
              ---------  -----------  ---------  -----------  ---------  -----------  ---------  -----------  ---------  -----------
                                                                     (Amounts in thousands)
Commercial,
 financial and
 agricultural  $3,019       42.8%      $2,654       41.5%       $1,813      41.3%       $2,228       43.9%      $2,127      46.0%
Real estate-
 construction      --        2.2           --        2.2            --       2.1            --        1.8           --       1.7
Real estate-
 mortgage         295       37.5          250       37.8           321      36.5           439       34.1          470      32.5
Consumer          974       17.4        1,283       18.5           795      20.1           973       20.2          985      19.8
Leases             --         .1           --         --            --        --            --         --           --        --
Not allocated   5,173       n/a         5,346       n/a          5,459      n/a          3,949       n/a         3,119      n/a
               ------      -----       ------      -----        ------     -----        ------      -----       ------     -----
               $9,461      100.0%      $9,533      100.0%       $8,388     100.0%       $7,589      100.0%      $6,701     100.0%
               ======      =====       ======      =====        ======     =====        ======      =====       ======     =====


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

                          The Company             Regulatory Requirements
                    -----------------------     ---------------------------
                    1998      1997     1996     Well Capitalized    Minimum
                    ----      ----     ----     ----------------    -------
Leverage            11.7%     11.6%    11.1%          5.0%            4.0%
Tier 1              15.4      14.6     14.6           6.0             4.0
Tier 1 + Tier 2     16.6      15.8     15.8          10.0             8.0


RETURN ON EQUITY AND ASSETS

The "Statistical Summary" on page 8 of the annual stockholders report for the year ended December 31, 1998 is incorporated herein by reference.


ITEM 2.  PROPERTIES

The Company owns seven subsidiary banks and one nonbank subsidiary, and has a total of 33 banking offices, all of which are located in the Upper Peninsula of Michigan. The Company owns 28 and leases five of these banking offices. The Company also owns all 41 of its ATM's. The owned properties are unencumbered. Four of the leases can be terminated or renewed at no longer than five-year intervals at the lessees' option, with the other lease having a ten-year term and none of these being materially significant to their businesses.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                               EXECUTIVE OFFICERS
                                OF THE REGISTRANT


Pursuant to instruction G(3), the following information is included as an unnumbered Item in Part I of this report in lieu of being included in the proxy statement for the annual stockholders' meeting to be held on April 27, 1999.

The executive officers of the Company are as follows:

      Name                     Age                    Position
      ----                     ---                    --------
Howard L. Cohodas              54            Chairman and President
Kenneth F. Beck                61            Senior Vice President, Treasurer
                                             and Secretary
Ward L. Rantala                47            Vice President - Human Resources

Howard L. Cohodas has been Chairman and President of the Company since prior to March, 1994.

Kenneth F. Beck has been Senior Vice President, Treasurer and Secretary of the Company since prior to March, 1994.

Ward L. Rantala has been Vice President - Human Resources of the Company since prior to March, 1994.

Terms of office for the executive officers expire April 27, 1999, the scheduled date of the annual reorganizational meeting of the Company. The officers serve at the pleasure of the Board of Directors.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The "Market Price and Dividend Information" on page 44 of the annual stockholders report for the year ended December 31, 1998 is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

The "Consolidated Selected Financial Data" on page 8 of the annual stockholders report for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 through 15 of the annual stockholders report for the year ended December 31, 1998 are incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The "Quantitative and Qualitative Disclosures about Market Risk" on pages 16 and 17 of the annual stockholders report for the year ended December 31, 1998, are incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements included on pages 18 through 41 of the annual stockholders report for the year ended December 31, 1998, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained on pages 1 and 2 of the Company's Proxy Statement dated March 22, 1999, with respect to directors and executive officers of the Company, is incorporated herein by reference in response to this item.


ITEM 11.  EXECUTIVE COMPENSATION

The information contained on page 3 of the Company's Proxy Statement dated March 22, 1999, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained on pages 8 and 9 of the Company's Proxy Statement dated March 22, 1999, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained on page 6 of the Company's Proxy Statement dated March 22, 1999, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Financial Statement Schedules.

          The following documents are filed as a part of this report:

          (1) Financial Statements as required by Item 8 of this Form incorporated by reference herein from the 1998 annual report to stockholders attached hereto as Exhibit 13:

               Item                          Location

               Consolidated Balance Sheets   Annual report under the caption
                                             "Consolidated Balance Sheets."

               Consolidated Statements of
               Income                        Annual report under the caption
                                             "Consolidated Statements of
                                             Income."

               Consolidated Statements of
               Comprehensive Income          Annual report under the caption
                                             "Consolidated Statements of
                                             Comprehensive Income."

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


*Management contract or compensatory plan or arrangement

               (13) Incorporated portions from the annual report to security holders

               (21) Subsidiaries of the registrant

               (23) Consent of independent auditors

               (24) Power of attorney

               (27) Financial data schedule





     (b)  No reports on Form 8-K were filed in the fourth quarter of 1998.

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

          (13) Annual report to security holders--Incorporated portions from the Company's annual stockholders report for the year ended December 31, 1998 are filed as Exhibit 13 at page 22 of this report.

          (21) Subsidiaries of the registrant--The information required for this
               Exhibit is included in Item 1, page 2, of this report.

          (23) Consent of independent auditors--The consent of independent auditors is filed as Exhibit 23 at page 23 of this report.

          (24) Power of attorney--Powers of attorney from those directors whose names appear on pages 19 and 20 hereof followed by an asterisk are filed as Exhibit 24 on pages 24 and 25 of this report.

          (27) Financial data schedule--The required financial data schedule is filed as Exhibit 27 at page 26 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 1999.


                                    MICHIGAN FINANCIAL CORPORATION
                                            (Registrant)


                                    By: /s/ KENNETH F. BECK
                                        ----------------------------------------
                                        KENNETH F. BECK, Senior Vice President
                                        Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 1999.


         Signature                      Title
         ---------                      -----

                                  Howard L. Cohodas
/s/ HOWARD L. COHODAS             Chairman, President (Principal
-----------------------------     Executive Officer) and Director


                                  Kenneth F. Beck
/s/ KENNETH F. BECK               Senior Vice President (Principal
-----------------------------     Financial and Accounting Officer),
                                  Treasurer, Secretary and Director


                                  Gary L. Butryn
/s/ GARY L. BUTRYN             *  Director
-----------------------------


                                  Willard M. Carne
/s/ WILLARD M. CARNE           *  Director
-----------------------------


                                  Willard L. Cohodas
/s/ WILLARD L. COHODAS         *  Director
-----------------------------

                                  Clarence R. Fisher
/s/ CLARENCE R. FISHER         *  Director
-----------------------------


                                  Hugh C. Higley, Jr.
/s/ HUGH C. HIGLEY, JR.        *  Director
-----------------------------


                                  David Holli
/s/ DAVID HOLLI                *  Director
-----------------------------


                                  Daniel H. Lori
/s/ DANIEL H. LORI             *  Director
------------------------------


                                  Wayne L. Nasi
/s/ WAYNE L. NASI              *  Director
-----------------------------


                                  Fred M. Saigh
/s/ FRED M. SAIGH              *  Director
-----------------------------


                                  James L. Smith
/s/ JAMES L. SMITH             *  Director
-----------------------------


                                  William C. Verrette
/s/ WILLIAM C. VERRETTE        *  Director
-----------------------------




  *By Kenneth F. Beck as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which powers of Attorney have been filed with the Securities and Exchange Commission.

                                INDEX TO EXHIBITS


Exhibit No.                  Description                        Page
-----------                  -----------                        ----

    13                  Incorporated portions from the
                         annual stockholders report
                         for the year ended
                         December 31, 1998                       22

    23                  Consent of independent auditors          23

    24                  Power of attorney                        24

    27                  Financial data schedule                  26