Form 10-Q
period 1999-03-31
MICHIGAN FINANCIAL CORP
filed 1999-05-07
CIK 65637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended          March 31, 1999
                                -------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from                     to
                               -------------------    --------------------------
Commission file number  0-7515
                        ------

                         MICHIGAN FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Michigan                                       38-2011532
-------------------------------                       ----------------------
(State or other jurisdiction of                        (I. R. S. Employer
incorporation or organization)                        Identification Number)

101 West Washington Street, Marquette, Michigan                   49855
-----------------------------------------------                 ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code   (906)  228-6940
                                                   -----------------------------

                                 Not applicable
--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days  YES   x     No
                                       -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             CLASS                            Outstanding as of May 5, 1999
----------------------------------         -------------------------------------


Common Stock, no par value                               6,170,548
----------------------------------         -------------------------------------

PART  I.    FINANCIAL  INFORMATION

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                   March 31,    December 31,   March 31,
                                                                     1999           1998         1998
                                                                   ---------    ------------   ---------
                                                                          (dollars in thousands)
ASSETS

  Cash and due from banks                                          $  31,183     $  36,863     $  35,355

Short-term investments:
  Federal funds sold                                                  32,800        46,450        52,300
  Money market investments                                             4,627         4,664         2,235

  Mortgage loans held for sale                                         7,067        17,186         6,125

  Investment securities:
    Available for sale                                               110,742        96,048        72,811
    Held to maturity                                                                              10,566

  Loans                                                              602,760       608,694       609,790
  Allowance for loan losses                                           (9,569)       (9,461)       (9,636)
                                                                   ---------     ---------     ---------
                                                      NET LOANS      593,191       599,233       600,154

  Premises and equipment                                              25,542        25,752        25,455
  Accrued interest receivable                                          5,154         4,769         5,208
  Other assets                                                        13,033        12,528        11,354
                                                                   ---------     ---------     ---------

                                                                   $ 823,339     $ 843,493     $ 821,563
                                                                   =========     =========     =========

LIABILITIES
  Noninterest bearing deposits                                     $  64,437     $  75,959     $  69,106
  Interest bearing deposits                                          642,218       652,701       640,331
                                                                   ---------     ---------     ---------
                                                 TOTAL DEPOSITS      706,655       728,660       709,437

  Federal Home Loan Bank advances                                      3,000         3,000         5,000
  Accrued interest payable                                             3,398         3,238         3,644
  Other liabilities                                                   11,016         9,990         9,440
                                                                   ---------     ---------     ---------
                                              TOTAL LIABILITIES      724,069       744,888       727,521

STOCKHOLDERS' EQUITY
  Common stock, no par value:
    Authorized shares - 10,000,000
    Shares issued and outstanding - 6,173,268
       at March 31, 1999 and December 31, 1998,
       6,170,968 at March 31, 1998                                    35,741        35,741        25,050
  Retained earnings                                                   63,816        62,674        68,949
  Accumulated other comprehensive income                                (287)          190            43
                                                                   ---------     ---------     ---------
                                     TOTAL STOCKHOLDERS' EQUITY       99,270        98,605        94,042
                                                                   ---------     ---------     ---------

                                                                   $ 823,339     $ 843,493     $ 821,563
                                                                   =========     =========     =========

See notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                            Three months ended
                                                                                 March 31
                                                                        1999                     1998
                                                                      --------                 --------
                                                                    (in thousands, except per share data)
Interest income:
  Loans, including fees                                               $ 14,254                 $14,938
  Investment securities:
    Taxable                                                              1,385                   1,145
    Tax-exempt                                                              63                     127
  Short-term investments                                                   638                     568
                                                                      --------                 -------
                                             TOTAL INTEREST INCOME      16,340                  16,778
Interest expense:
  Deposits                                                               6,577                   6,742
  Borrowings                                                                43                      71
                                                                      --------                 -------
                                            TOTAL INTEREST EXPENSE       6,620                   6,813
                                                                      --------                 -------
                                               NET INTEREST INCOME       9,720                   9,965

Provision for loan losses                                                  181                     382
                                                                      --------                 -------
                                         NET INTEREST INCOME AFTER
                                         PROVISION FOR LOAN LOSSES       9,539                   9,583

Noninterest income:
  Trust department income                                                1,374                   1,186
  Net gains on sale of loans                                               812                     446
  Fees for other customer services                                         695                     930
  Investment services                                                      448                     139
  Investment securities losses                                                                     (40)
  Other                                                                    515                     592
                                                                      --------                 -------
                                                                         3,844                   3,253
                                                                      --------                 -------
                                                                        13,383                  12,836
Noninterest expenses:
  Salaries and employee benefits                                         5,133                   4,905
  Data processing                                                          720                     392
  Net occupancy                                                            697                     685
  Furniture and equipment                                                  547                     510
  Advertising                                                              324                     334
  Other                                                                  2,005                   2,210
                                                                      --------                 -------
                                                                         9,426                   9,036
                                                                      --------                 -------

Income before income tax expense                                         3,957                   3,800
Income tax expense                                                       1,210                   1,192
                                                                      --------                 -------
                                                        NET INCOME    $  2,747                 $ 2,608
                                                                      ========                 =======

Per share data:
  Basic earnings                                                      $    .44                 $   .42
  Diluted earnings                                                         .44                     .42
  Dividends paid                                                           .26                     .22

See notes to consolidated financial statements.

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME





                                               Three months ended
                                                    March 31
                                                1999        1998
                                               -------     -------
                                                  (in thousands)

Net income                                     $ 2,747     $2,608
                                               -------     ------
Other comprehensive income (expense):
  Unrealized gains (losses) on securities -
    Unrealized holding gains (losses)
      arising during period                       (734)       106
    Reclassification adjustment for
      losses included in net income                            40
                                               -------     ------

Other comprehensive income (expense)
  before income tax                               (734)       146
Income tax expense (credit) related to
  items of other comprehensive income             (257)        51
                                               -------     ------
    Other comprehensive income (expense),
       net of income tax                          (477)        95

                                               -------     ------
                       COMPREHENSIVE INCOME    $ 2,270     $2,703
                                               =======     ======

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  Three months ended
                                                                                       March 31
                                                                                   1999         1998
                                                                                 --------     --------
OPERATING ACTIVITIES                                                                (in thousands)
   Net income                                                                    $  2,747     $  2,608
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Proceeds from sale of mortgage loans held for sale                        26,364       24,179
         Origination of mortgage loans held for sale                              (15,433)     (25,133)
         Realized gain on sale of loans                                              (812)        (446)
         Depreciation and amortization                                                598          553
         (Increase) decrease in interest receivable                                  (385)         118
         Provision for loan losses                                                    181          382
         Increase in interest payable                                                 160          335
         Net (accretion) amortization of investment securities                         (3)           1
         Realized investment securities (gains) losses                                              40
         Other                                                                        780         (107)
                                                                                 --------     --------

                                    NET CASH PROVIDED BY OPERATING ACTIVITIES      14,197        2,530


INVESTING ACTIVITIES

   Purchases of available for sale securities                                     (26,755)      (9,315)
   Net (increase) decrease in short-term investments                               13,687      (38,444)
   Proceeds from calls and maturities of available for sale securities             11,291       13,552
   Net decrease in loans                                                            5,861       20,698
   Purchases of premises and equipment                                               (352)        (590)
   Proceeds from sale of premises and equipment                                         1           10
   Proceeds from calls and maturities of held to maturity securities                               379
   Proceeds from sale of available for sale securities                                              45
                                                                                 --------     --------

                             NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES       3,733      (13,665)


FINANCING ACTIVITIES

   Net increase (decrease) in deposits                                            (22,005)      14,634
   Cash dividends                                                                  (1,605)      (1,352)
                                                                                 --------     --------

                             NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES     (23,610)      13,282


                               INCREASE (DECREASE) IN CASH AND DUE FROM BANKS      (5,680)       2,147
                                                                                 --------     --------

Cash and due from banks at beginning of year                                       36,863       33,208
                                                                                 --------     --------

                                     CASH AND DUE FROM BANKS AT END OF PERIOD    $ 31,183     $ 35,355
                                                                                 ========     ========


See notes to consolidated financial statements.

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the consolidated financial statements and foot- notes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


NOTE B - INVESTMENT SECURITIES

A comparison of the carrying amount and approximate market value follows:


                                   March 31, 1999          December 31, 1998
                             -----------------------    -----------------------
                             Amortized   Approximate    Amortized   Approximate
                               Cost     Market Value      Cost     Market Value
                             ---------  ------------    ---------  ------------
                                               (in thousands)
Available for Sale

U.S. Treasury and
  government agencies        $ 95,462     $ 94,934       $78,710      $78,848
Mortgage-backed securities      6,100        6,131         7,733        7,773
State and political
  subdivisions                  5,307        5,397         5,158        5,259
Other securities                4,315        4,280         4,155        4,168
                             --------     --------       -------      -------

                      TOTAL  $111,184     $110,742       $95,756      $96,048
                             ========     ========       =======      =======

NOTE C- EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per share computations is presented below. Weighted-average share amounts are presented in thousands.

                                                Three months ended
                                                     March 31
                                                1999          1998
                                                ----          ----
Basic Earnings Per Share
   Net income                                  $2,747        $2,608
                                               ======        ======

   Weighted-average common shares
    outstanding                                 6,173         6,171
                                                =====         =====

       Basic Earnings Per Share                  $.44          $.42
                                                 ====          ====

Diluted Earnings Per Share
   Net income                                  $2,747        $2,608
                                               ======        ======

   Weighted-average common shares
    outstanding                                 6,173         6,171
   Add dilutive effects of assumed
    exercises under stock options                  37            32
                                                -----         -----

   Weighted-average common and dilutive
    potential common shares outstanding         6,210         6,203
                                                =====         =====

       Diluted Earnings Per Share                $.44          $.42
                                                 ====          ====

NOTE D - SEGMENT INFORMATION

The Company and its subsidiaries are primarily organized to operate in the banking industry. Substantially all revenues are derived from banking products and services in the Upper Peninsula of Michigan and in northeastern Wisconsin. While the Company's chief decision makers monitor various products and services, operations are managed and financial performance is evaluated on a firmwide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in a single operating segment - commercial banking.

NOTE E - PENDING STOCK DIVIDEND

On April 27, 1999, the board of directors of the Company declared a 5% stock dividend, payable on June 21, 1999, to stockholders of record as of June 4, 1999. The pro forma effect of this pending transaction on the consolidated statements of income would be as follows:

                                           Three months ended
                                                 March 31
                                           1999          1998
                                           ----          ----
                                   (in thousands, except per share data)

WEIGHTED AVERAGE SHARES OUTSTANDING        6,482        6,480

Per Share data:
   Basic earnings                            .42           .40
   Diluted earnings                          .42           .40
   Dividends paid                            .25           .21


NOTE F - RECLASSIFICATIONS

Certain amounts in 1998 have been reclassified to conform with the classifications in 1999.

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

                                                  Change from December 31, 1998
                                                        to March 31, 1999
                                                  -----------------------------
                                                       Increase (Decrease)
                                                  -----------------------------
                                                       $                  %
                                                  ----------          --------
Funding sources:
  Deposits                                          (22,005)            (3.0)
  Other sources, net                                  6,959             15.7
                                                    -------
                                                    (15,046)            (1.9)
                                                    =======             ====

Funding uses:
  Loans (including mortgage loans
     held for sale)                                 (16,053)            (2.6)
  Investment securities                              14,694             15.3
  Money market investments                          (13,687)           (26.8)
                                                    -------
          Total uses                                (15,046)            (1.9)
                                                    =======            ======


Aggregate deposits, the primary source of funds, decreased by $22,005,000 or 3.0% during the first quarter of 1999. Each of the various deposit types decreased as shown below:

                                                    Decrease
                                                    --------
                                                 $              %
                                             -------          -----

      Demand                                 (11,522)         (15.2)
      Time-retail                             (5,243)          (1.7)
      Time-jumbo                              (2,684)          (6.4)
      Savings                                 (2,556)           (.9)
                                             -------
                                             (22,005)          (3.0)
                                             =======          =====

Deposits decreased primarily due to expanded use of PrimeVest Financial Services and cash management accounts. These fee-based services facilitate deposit transfers to money market and mutual funds. As a result, total deposit levels at March 31, 1999 showed a decrease from the end of 1998.

The loan portfolio, including mortgage loans held for sale, decreased by 2.6% during the first quarter of 1999. Commercial loans increased 2.6% while, real estate mortgages and installment loans decreased by 9%, and 4.2%, respectively.


In addition to the above trends in the sources and uses of funds, the Company services loans for outside agencies, primarily Freddie Mac. At March 31, 1999 the volume of Freddie Mac loans sold with servicing being retained was $352 million. The comparable figure one year earlier was $252 million. The ability of the Company to sell these loans enables it to more effectively manage its funding operations.

LIQUIDITY AND CAPITAL RESOURCES
During the first quarter of 1999 there were no significant changes with respect to the capital resources of the Company. Management feels that the liquidity position of the Company as of March 31, 1999 is more than adequate to meet its future cash flow needs. Management also closely monitors capital levels to provide for normal business needs and to comply with regulatory requirements. As summarized below, the Company's capital ratios were well in excess of the regulatory requirements for classification as "Well Capitalized":

                                                   Actual ratios
                             Regulatory                 as of
                             Minimum for              March 31,
                         "Well Capitalized"        1999     1998
                         ------------------        ----     ----
Total capital                  10.0%              17.37%   16.21%
Tier I capital                  6.0               16.12    14.96
Tier I leverage ratio           5.0               11.92    11.53

RESULTS OF OPERATIONS
A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below in thousands of dollars, and as a percent.

                                                        Comparison of
                                                    -----------------------
                                                      Three months ended
                                                    March 31, 1999 and 1998
                                                    -----------------------
                                                   Increase       (Decrease)

Interest income                                     $(438)          (2.6)%
Interest expense                                     (193)          (2.8)
                                                    ------
Net interest income                                  (245)          (2.5)
Provision for loan losses                            (201)         (52.6)
                                                    ------
Net interest income after provision
  for loan losses                                     (44)           (.5)
Noninterest income                                    591           18.2
Noninterest expenses                                  390            4.3
                                                    -----
Income before income tax expense                      157            4.1
Income tax expense                                     18            1.5
                                                    -----

      Net income                                    $ 139            5.3%
                                                    =====


Net Interest Income

Net interest income decreased $245,000 or 2.5% compared to the same period last year. While interest income and interest expense both decreased, interest income decreased more resulting in a lower net interest income. Interest income dropped due to lower interest rates and changes in asset mix. Interest expense decreased primarily due to lower interest rates.

Provision for Loan Losses
The loan loss provision decreased significantly during the first three months of 1999 due to lower net loan charge-offs and a smaller loan portfolio. This lower loan loss provision still allowed for an increase to the allowance for loan losses of $108,000 or 1.1% during the quarter. Net loan charge-offs for the quarter amounted to $73,000, down from the amount of $279,000 in 1998. On an annualized basis these charge-offs amounted to .05% of average loans outstanding, down from the .18% for the comparable period in 1998.

Expressed as a percent of outstanding loans the allowance increased to 1.59% compared to 1.58% at the same time last year. The allowance level is subject to change during future periods as the amounts provided during any given period are dependent upon management's ongoing review process and assessment of the perceived loss exposure in the then outstanding loan portfolio.

Nonperforming loans decreased in the first quarter of 1999 by $1,123,000 or 20.8%. Total nonperforming assets, which include other real estate, decreased by $566,000 or 8.1% from December 31, 1998.

The table below presents a comparison of nonperformings.

                                     March 31,           December 31,
                                       1999                 1998
                                     ---------           ------------
                                            (in thousands)
     Nonaccrual loans                 $3,056               $3,701
     Loans past due
      90 days or more                    682                1,152
     Restructured loans                  532                  540
                                      ------               ------
       Total nonperforming loans       4,270                5,393
     Other real estate                 2,126                1,569
                                      ------               ------
       Total nonperforming assets     $6,396               $6,962
                                      ======               ======

     Nonperforming loans
      as a % of total loans             .71%                 .89%
                                        ===                  ===

     Nonperforming assets
      as a % of total assets            .78%                 .83%
                                        ===                  ===

On a percentage basis, the allowance for loan losses increased from 175.4% of nonperforming loans at the end of 1998 to 224.1% at March 31, 1999. Management intends to continue in its efforts toward maintaining a high quality loan portfolio.

Noninterest Income
Noninterest income increased by $591,000 or 18.2% in the first three months of 1999. Exclusive of security transactions, it increased by $551,000 or 16.7% for the same period. A large part of the increase in other income is due to an increase of $366,000 in net gains from the sale of loans over the first three months of 1998. Fee-based income rose $262,000 compared to the same period last year due to increases in trust fees and fees collected for brokerage services.

Noninterest Expenses
The increase in noninterest expenses resulted from changes in its major components as set forth below, indicative of the normal effects of inflation as well as the growth of the organization. The major components of other expenses increased (decreased) as follows:

                                            Three months
                                               ended
                                            March 31 1999
                                            -------------
    Salaries and employee benefits               4.6%
    Occupancy, furniture and equipment           4.1
    Data processing                             83.7
    Advertising                                 (3.0)
    Other                                       (9.3)

The increase in data processing expense is primarily due to year 2000 hardware/software remediation.

Applicable Income Tax
Applicable income tax expense is based on income, less that portion which is exempt from federal taxation, taxed at the statutory federal income tax rate of 35%. The provision is further reduced by other smaller items. The increase in the 1999 income tax provision reported herein for the first quarter was mostly due to the increase in pre-tax income of the Company for the first quarter of 1999, combined with a decrease in the portion of interest income which is exempt from federal taxation.

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

Three "IT" systems have been recognized by the Company as being "mission critical" to its continuing operation. These systems received the highest priority level for remediation and testing. The first such system is the data processing service provided by Alltel Information Services, Inc. Alltel provides deposit and loan data processing services to the bank subsidiaries of the Company. Alltel is one of the nation's major providers of such services to financial institutions. In conjunction with Alltel, the Company believes it has identified all processing applications which are date-sensitive and has successfully tested and installed Year 2000 compliant software. This conversion began in September of 1998 and was completed during the first quarter of 1999.

The second mission critical system identified by the Company is the payment processing system used by the Company's banking subsidiaries. The Company contracts with Wausau Financial Services to provide this service. All phases of the Company's Year 2000 plan have been completed for this system and it has been tested and determined to be Year 2000 ready. The remediated software has been in production since September 1998.

M&I Data Services, a subsidiary of Marshall & Ilsley Corporation, provides the third mission critical system to the Company, trust data processing and investment services technology. The Year 2000 plan has been completed for this system as well. Software testing was completed in March of 1999 and determined to be Year 2000 ready.

All other third-party "IT" systems, primarily PC-based applications, have been tested, converted and determined to be Year 2000 ready. Vendors for Year 2000 items noted as "non-IT" have been contacted in regard to their state of Year 2000 readiness. The Company acknowledges risk in this area as failure with any of these systems is not under its control. At this time, all "non-IT" vendors expect to be Year 2000 compliant prior to December 31, 1999.

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

Costs to date for Year 2000 remediation have not been material to the financial condition of the Company. All costs related to the Company's Year 2000 plan have been expensed as incurred. Total expenses recognized to date are $811,000 including $136,000 in personnel expense and $675,000 in hardware and software expense. Personnel expense relates to Year 2000 training, testing, customer awareness of Year 2000 concerns and evaluation of Year 2000 efforts of significant customers. Hardware and software costs include purchase/replacement of equipment, upgrades to software, and vendor costs related to Year 2000 remediation. Future expenses for Year 2000 are not expected to be material.

As of March 31, 1999, the Company has completed all six steps of its Year 2000 plan and believes to be Year 2000 compliant. However, due to the general uncertainty inherent in the Year 2000 problem, the Company is unable to ensure its systems will not be impacted by the Year 2000. The failure to correct a material

Year 2000 problem could result in an interruption in, or failure of, certain normal business activities. Such failures could materially affect the Company's results of operations and financial condition. The Year 2000 program completed by the Company has reduced its level of uncertainty regarding Year 2000 exposure and has greatly reduced the possibility of significant interruptions of normal operations.

Forward - Looking Statements

Except for the historical information contained in this report, certain statements made herein are forward-looking statements that involve risks and uncertainties and are subject to various factors that could cause actual results to differ materially from these statements. Factors that might cause such a difference include, but are not limited to, regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities, and competitive and regulatory factors.

Quantitative and Qualitative Disclosures about Market Risk
No material changes.

PART II.  OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
    Exhibit (27) Financial Data Schedule - The required financial data schedule is filed as Exhibit 27 at page 20 of this report.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1999





                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         Michigan Financial Corporation
                                  ---------------------------------------------
                                                (Registrant)



Dated:    May 5, 1999              /s/ HOWARD L. COHODAS
        ------------------        ---------------------------------------------
                                  Howard L. Cohodas, Chairman
                                   & President
                                   (Chief Executive Officer)



Dated:    May 5, 1999              /s/ KENNETH F. BECK
        ------------------        ---------------------------------------------
                                  Kenneth F. Beck, Senior Vice President,
                                   Treasurer & Secretary
                                   (Chief Financial Officer and
                                     Chief Accounting Officer)