Form 10-Q
period 1999-06-30
MICHIGAN FINANCIAL CORP
filed 1999-08-05
CIK 65637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended          June 30, 1999
                                ----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from _________________ to __________________


Commission file number  0-7515


                         MICHIGAN FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Michigan                                       38-2011532
-------------------------------                      ---------------------------
(State or other jurisdiction of                      (I. R. S. Employer
incorporation or organization)                       Identification Number)

101 West Washington Street, Marquette, Michigan                    49855
-----------------------------------------------            ---------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code   (906) 228-6940
                                                  ------------------------------

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             CLASS                          Outstanding as of August 3, 1999
----------------------------------         -------------------------------------

Common Stock, no par value                            6,460,745
----------------------------------         -------------------------------------

PART I. FINANCIAL INFORMATION

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                             June 30,     December 31,     June 30,
                                                               1999           1998           1998
                                                            ----------    ------------    ----------
                                                                     (dollars in thousands)
ASSETS

  Cash and due from banks                                   $   35,437     $   36,863     $   35,041

Short-term investments:
  Federal funds sold                                             5,400         46,450         49,200
  Money market investments                                       6,569          4,664          2,474

  Mortgage loans held for sale                                   5,601         17,186          7,917

  Investment securities:
    Available for sale                                         122,247         96,048         79,918
    Held to maturity                                                                           6,672

  Loans                                                        611,053        608,694        607,105
  Allowance for loan losses                                     (9,492)        (9,461)        (9,502)
                                                            ----------     ----------     ----------
                                               NET LOANS       601,561        599,233        597,603

  Premises and equipment                                        25,468         25,752         25,812
  Accrued interest receivable                                    5,194          4,769          5,047
  Other assets                                                  12,124         12,528         12,541
                                                            ----------     ----------     ----------

                                                            $  819,601     $  843,493     $  822,225
                                                            ==========     ==========     ==========

LIABILITIES
  Noninterest bearing deposits                              $   70,497     $   75,959     $   69,424
  Interest bearing deposits                                    632,455        652,701        640,922
                                                            ----------     ----------     ----------
                                          TOTAL DEPOSITS       702,952        728,660        710,346

  Federal Home Loan Bank advances                                3,000          3,000          3,000
  Accrued interest payable                                       2,976          3,238          3,222
  Other liabilities                                             11,626          9,990         10,156
                                                            ----------     ----------     ----------
                                       TOTAL LIABILITIES       720,554        744,888        726,724

SHAREHOLDERS' EQUITY
  Common stock, no par value:
    Authorized shares - 10,000,000
    Shares issued and outstanding - 6,460,745 in 1999,
       6,481,433 at December 31, 1998, and
       6,479,018 at June 30, 1998                               44,930         35,741         35,684
  Retained earnings                                             55,347         62,674         59,803
  Accumulated other comprehensive income                        (1,230)           190             14
                                                            ----------     ----------     ----------
                              TOTAL SHAREHOLDERS' EQUITY        99,047         98,605         95,501
                                                            ----------     ----------     ----------

                                                            $  819,601     $  843,493     $  822,225
                                                            ==========     ==========     ==========

See notes to consolidated financial statements

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                   Three months ended           Six months ended
                                                        June 30                     June 30
                                                   1999          1998          1999          1998
                                                ----------    ----------    ----------    ----------
                                                        (in thousands, except per share data)
Interest income:
  Loans, including fees                         $   14,302    $   14,874    $   28,556    $   29,812
  Investment securities:
    Taxable                                          1,626         1,192         3,011         2,337
    Tax-exempt                                          55            95           118           222
  Short-term investments                               423           764         1,061         1,332
                                                ----------    ----------    ----------    ----------
                       TOTAL INTEREST INCOME        16,406        16,925        32,746        33,703
Interest expense:
  Deposits                                           6,380         6,862        12,957        13,604
  Borrowings                                            43            48            86           119
                                                ----------    ----------    ----------    ----------
                      TOTAL INTEREST EXPENSE         6,423         6,910        13,043        13,723
                                                ----------    ----------    ----------    ----------
                         NET INTEREST INCOME         9,983        10,015        19,703        19,980

Provision for loan losses                              179           218           360           600
                                                ----------    ----------    ----------    ----------
                   NET INTEREST INCOME AFTER
                   PROVISION FOR LOAN LOSSES         9,804         9,797        19,343        19,380

Noninterest income:
  Trust department income                            1,428         1,198         2,802         2,384
  Fees for other customer services                     755           998         1,450         1,928
  Net gains on sale of loans                           507           671         1,319         1,117
  Investment services                                  539           387           987           526
  Net investment securities gains (losses)               0            30             0           (10)
  Other                                                488           222         1,003           814
                                                ----------    ----------    ----------    ----------
                                                     3,717         3,506         7,561         6,759
                                                ----------    ----------    ----------    ----------
                                                    13,521        13,303        26,904        26,139
Noninterest expenses:
  Salaries and employee benefits                     5,023         4,966        10,156         9,871
  Net occupancy                                        651           677         1,348         1,362
  Data processing                                      395           469         1,115           861
  Furniture and equipment                              561           521         1,108         1,031
  Advertising                                          388           328           712           662
  Other                                              2,073         2,108         4,078         4,318
                                                ----------    ----------    ----------    ----------
                                                     9,091         9,069        18,517        18,105
                                                ----------    ----------    ----------    ----------

Income before income tax expense                     4,430         4,234         8,387         8,034
Income tax expense                                   1,441         1,376         2,651         2,568
                                                ----------    ----------    ----------    ----------
                                  NET INCOME    $    2,989    $    2,858    $    5,736    $    5,466
                                                ==========    ==========    ==========    ==========

Per share data:
  Basic earnings                                $      .46    $      .44    $      .89    $      .84
  Diluted earnings                                     .46           .44           .88           .84
  Dividends paid                                       .25           .21           .50           .42

See notes to consolidated financial statements.

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                    Three months ended           Six months ended
                                                         June 30                     June 30
                                                    1999          1998          1999          1998
                                                 ---------     ---------     ---------     ---------
                                                                   (in thousands)
Net income                                       $   2,989     $   2,858     $   5,736     $   5,466
                                                 ---------     ---------     ---------     ---------
Other comprehensive income (expense):
  Unrealized gains (losses) on securities -
    Unrealized holding gains (losses)
      arising during period                         (1,451)          (14)       (2,185)           92
    Reclassification adjustment for (gains)
      losses included in net income                                  (30)                         10
                                                 ---------     ---------     ---------     ---------
Other comprehensive income (expense)
  before income tax                                 (1,451)          (44)       (2,185)          102
Income tax expense (credit) related to
  items of other comprehensive income                 (508)          (15)         (765)           36
                                                 ---------     ---------     ---------     ---------
    Other comprehensive income (expense),
       net of income tax                              (943)          (29)       (1,420)           66

                                                 ---------     ---------     ---------     ---------
                         COMPREHENSIVE INCOME    $   2,046     $   2,829     $   4,316     $   5,532
                                                 =========     =========     =========     =========

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Six months ended
                                                                                    June 30
                                                                              1999           1998
                                                                           ----------     ----------
                                                                                 (in thousands)
OPERATING ACTIVITIES

   Net income                                                              $    5,736     $    5,466
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Proceeds from sale of mortgage loans held for sale                    39,835         47,922
         Origination of mortgage loans held for sale                          (26,931)       (50,668)
         Realized gain on sale of loans                                        (1,319)        (1,117)
         Depreciation and amortization                                          1,204          1,108
         (Increase) decrease in interest receivable                              (425)           279
         Provision for loan losses                                                360            600
         Decrease in interest payable                                            (262)           (87)
         Net (accretion) amortization of investment securities                      6            (20)
         Realized investment securities (gains) losses                                            10
         Other                                                                  2,768           (595)
                                                                           ----------     ----------

                              NET CASH PROVIDED BY OPERATING ACTIVITIES        20,972          2,898


INVESTING ACTIVITIES

   Purchases of available for sale securities                                 (48,365)       (30,987)
   Net (increase) decrease in short-term investments                           39,145        (35,583)
   Proceeds from calls and maturities of available for sale securities         19,938         27,342
   Net (increase) decrease in loans                                            (2,688)        23,702
   Purchases of premises and equipment                                           (855)        (1,472)
   Proceeds from sale of premises and equipment                                     9             12
   Proceeds from calls and maturities of held to maturity securities                           4,269
   Proceeds from sale of available for sale securities                                           831
                                                                           ----------     ----------

                       NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES         7,184        (11,886)


FINANCING ACTIVITIES

   Net increase (decrease) in deposits                                        (25,708)        15,543
   Cash dividends                                                              (3,226)        (2,722)
   Common stock repurchased                                                      (648)
   Decrease in Federal Home Loan borrowings                                                   (2,000)
                                                                           ----------     ----------

                       NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       (29,582)        10,821
                                                                           ----------     ----------

                         INCREASE (DECREASE) IN CASH AND DUE FROM BANKS        (1,426)         1,833

Cash and due from banks at beginning of year                                   36,863         33,208
                                                                           ----------     ----------

                               CASH AND DUE FROM BANKS AT END OF PERIOD    $   35,437     $   35,041
                                                                           ==========     ==========

See notes to consolidated financial statements.

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the consolidated financial statements and foot-notes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


NOTE B - INVESTMENT SECURITIES

A comparison of the carrying amount and approximate market value follows:


                                  June 30, 1999           December 31, 1998
                             ----------------------    -----------------------
                             Amortized   Approximate    Amortized   Approximate
                               Cost     Market Value      Cost     Market Value
                             ---------  ------------    ---------  ------------
                                              (in thousands)
Available for Sale

U.S. Treasury and
  government agencies        $110,690     $108,811       $78,710      $78,848
Mortgage-backed securities      5,203        5,141         7,733        7,773
State and political
  subdivisions                  3,806        3,856         5,158        5,259
Other securities                4,440        4,439         4,155        4,168
                             --------     --------       -------      -------

                      TOTAL  $124,139     $122,247       $95,756      $96,048
                             ========     ========       =======      =======

NOTE C - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per share computations is presented below. Weighted-average share amounts are presented in thousands.

                                         Three months ended     Six months ended
                                              June 30               June 30
                                           1999       1998       1999       1998
                                           ----       ----       ----       ----
Basic Earnings Per Share
   Net income                             $2,989     $2,858     $5,736     $5,466
                                          ======     ======     ======     ======

   Weighted-average common shares
    outstanding                            6,473      6,479      6,477      6,479
                                           =====      =====      =====      =====

       Basic Earnings Per Share             $.46       $.44       $.89       $.84
                                            ====       ====       ====       ====

Diluted Earnings Per Share
   Net income                             $2,989     $2,858     $5,736     $5,466
                                          ======     ======     ======     ======

   Weighted-average common shares
    outstanding                            6,473      6,479      6,477      6,479
   Add dilutive effects of assumed
    exercises under stock options             37         58         68         49
                                           -----      -----      -----      -----

   Weighted-average common and dilutive
    potential common shares outstanding    6,510      6,537      6,545      6,528
                                           =====      =====      =====      =====

       Diluted Earnings Per Share           $.46       $.44       $.88       $.84
                                            ====       ====       ====       ====


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

NOTE E - STOCK DIVIDEND

On June 21, 1999, the Company issued 307,395 shares of common stock as a 5% stock dividend. These shares had a value of $9,837,000 at the date of issuance. References to the number of shares of common stock in the financial statements and all per share data have been adjusted for the stock dividend.


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

                                         Change from December 31, 1998
                                               to June 30, 1999
                                         -----------------------------
                                              Increase (Decrease)
                                              -------------------
                                                 $           %
                                              -------     -------
Funding sources:
  Deposits                                    (25,708)       (3.5)
  Other sources, net                            3,536         8.0
                                              -------
                                              (22,172)       (2.9)
                                              =======     =======
Funding uses:

  Money market investments                    (39,145)      (76.6)
  Investment securities                        26,199         2.7
  Loans (including mortgage loans
     held for sale)                            (9,226)       (1.5)
                                              -------
          Total uses                          (22,172)       (2.9)
                                              =======     =======


Aggregate deposits, the primary source of funds, decreased by $25,708,000 or 3.5% during the first six months of 1999. Each of the various deposit types decreased as shown below:

                                                    Decrease
                                                    --------
                                                 $            %
                                              -------       -----
     Time-retail                              (15,093)       (4.8)
     Demand                                    (5,462)       (7.2)
     Savings                                   (4,226)       (1.4)
     Time-jumbo                                  (927)       (2.2)
                                              -------
                                              (25,708)       (3.5)
                                              =======       =====

Deposits decreased primarily due to expanded use of PrimeVest Financial Services and cash management accounts. These fee-based services facilitate deposit transfers to money market and mutual funds. As a result, total deposit levels at June 30, 1999 showed a decrease from the end of 1998.

The loan portfolio, including mortgage loans held for sale, decreased by 1.5% during the first six months of 1999. Commercial loans increased 3.7% while, real estate mortgages and installment loans decreased by 7.6%, and 3.5%, respectively.

In addition to the above trends in the sources and uses of funds, the Company services loans for outside agencies, primarily Freddie Mac. At June 30, 1999 the volume of Freddie Mac loans sold with servicing being retained was $366 million. The comparable figure one year earlier was $273 million. The ability of the Company to sell these loans enables it to more effectively manage its funding operations.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1999 there were no significant changes with respect to the capital resources of the Company. Management feels that the liquidity position of the Company as of June 30, 1999 is more than adequate to meet its future cash flow needs. Management also closely monitors capital levels to provide for normal business needs and to comply with regulatory requirements. As summarized below, the Company's capital ratios were well in excess of the regulatory requirements for classification as "Well Capitalized":

                                                   Actual ratios
                             Regulatory                as of
                             Minimum for              June 30,
                         "Well Capitalized"        1999     1998
                         ------------------        ----     ----
Total capital                  10.0%              17.31%   16.52%
Tier I capital                  6.0               16.06    15.27
Tier I leverage ratio           5.0               12.14    11.62

RESULTS OF OPERATIONS

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below in thousands of dollars, and as a percent.

                                                   Comparison of
                                      --------------------------------------
                                       Three months             Six months
                                       ended June 30,         ended June 30,
                                       1999 and 1998          1999 and 1998
                                      ---------------        ---------------
                                                Increase(Decrease)

Interest income                         $(519)    (3.1)%      $(957)    (2.8)%
Interest expense                         (487)    (7.0)        (680)    (5.0)
                                        -----                 -----
Net interest income                       (32)     (.3)        (277)    (1.4)
Provision for loan losses                 (39)   (17.9)        (240)   (40.0)
                                        -----                 -----
Net interest income after provision
  for loan losses                           7       .1          (37)     (.2)
Noninterest income                        211      6.0          802     11.9
Noninterest expenses                       22       .2          412      2.3
                                        -----                 -----
Income before income tax expense          196      4.6          353      4.4
Income tax expense                         65      4.7           83      3.2
                                        -----                 -----

      Net income                        $ 131      4.6%       $ 270      4.9%
                                        =====                 =====


Net Interest Income

Net interest income decreased by $32,000 or .3% for the second quarter and $277,000 or 1.4% for the first six months of 1999 relative to comparable periods last year. For both reporting periods, interest income dropped more than interest expense resulting in a lower net interest income. Interest income dropped due to lower interest rates and changes in asset mix. Interest expense decreased primarily due to lower rates being paid on deposits.


Provision for Loan Losses

The loan loss provision decreased during the second quarter and the first six months of 1999 due to lower net loan charge-offs. This lower loan loss provision still allowed for an increase to the allowance for loan losses of $31,000 or .3% during the year. Net loan charge-offs for the first six months amounted to $329,000, down significantly from the amount of $631,000 in 1998. On an annualized basis 1999 net charge-offs amounted to .11% of average loans outstanding, down from the .20% for the comparable period in 1998.

Expressed as a percent of outstanding loans the allowance decreased to 1.55% compared to 1.57% at the same time last year. The allowance level is subject to change during future periods as the amounts provided during any given period are dependent upon management's ongoing review process and assessment of the perceived loss exposure in the then outstanding loan portfolio.

Nonperforming loans decreased in the first six months of 1999 by $502,000 or 9.3%. Total nonperforming assets, which include other real estate, increased by $233,000 or 3.3% from December 31, 1998.


The table below presents a comparison of nonperformings.

                                     June 30,          December 31,
                                      1999                 1998
                                     --------          ------------
                                            (in thousands)
     Nonaccrual loans                 $3,356               $3,701
     Loans past due
      90 days or more                  1,026                1,152
     Restructured loans                  509                  540
                                      ------               ------
       Total nonperforming loans       4,891                5,393
     Other real estate                 2,304                1,569
                                      ------               ------
       Total nonperforming assets     $7,195               $6,962
                                      ======               ======

     Nonperforming loans
      as a % of total loans             .80%                 .89%
                                        ===                  ===

     Nonperforming assets
      as a % of total assets            .88%                 .83%
                                        ===                  ===

On a percentage basis, the allowance for loan losses increased from 175.4% of nonperforming loans at the end of 1998 to 194.1% at June 30, 1999. Management intends to continue in its efforts toward maintaining a high quality loan portfolio.

Noninterest Income

Noninterest income increased by $211,000 or 6.0% in the second quarter and $802,000 or 11.9% during the first six months of 1999. Exclusive of security transactions, noninterest income increased by $241,000 or 6.9% for the quarter and $792,000 or 11.7% for the first half of 1999. A large part of the increase in noninterest income is due to increases in fee-based income including trust fees and fees collected for brokerage services. Fee-based income increased $139,000 or 5.4% for the second quarter and $401,000 or 8.3% during the first six months of 1999 compared to the same periods last year. Net gains from loan sales increased $202,000 during the first half of 1999 despite a decrease of $164,000 during the second quarter.


Noninterest Expenses

The increase in noninterest expenses resulted from changes in its major components as set forth below, indicative of the normal effects of inflation as well as the growth of the organization. The major components of other expenses increased (decreased) as follows:

                                             Three months         Six months
                                                ended                ended
                                            June 30, 1999        June 30, 1999
                                            -------------        -------------
    Salaries and employee benefits               1.1%                 2.9%
    Occupancy, furniture and equipment           1.2                  2.6
    Data processing                            (15.8)                29.5
    Advertising                                 18.3                  7.6
    Other                                       (1.7)                (5.6)

The increase in data processing expense for the first half of 1999 is primarily due to year 2000 hardware/software remediation.

Applicable Income Tax

Applicable income tax expense is based on income, less that portion which is exempt from federal taxation, taxed at the statutory federal income tax rate of 35%. The provision is further reduced by other smaller items. The increase in the 1999 income tax provision reported herein for the second quarter and the first six months was mostly due to the increase in pre-tax income of the Company for 1999, combined with a decrease in the portion of interest income which is exempt from federal taxation.


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

The Year 2000 program implemented by the Company follows closely the process suggested by the Federal Financial Institutions Examination Council ("FFIEC"). The "FFIEC" is an interagency organization made up of regulatory agencies that monitor the safety and soundness of banks and savings associations. The "FFIEC" is responsible for supervising the efforts of financial institutions preparing for the Year 2000. The regulatory agencies continue to conduct special examinations of insured banks, including those subsidiaries of the Company, and savings associations to verify efforts toward attaining Year 2000 readiness.

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

Costs to date for Year 2000 remediation have not been material to the financial condition of the Company. All costs related to the Company's Year 2000 plan have been expensed as incurred. Total expenses recognized to date are $788,000 including $163,000 in personnel expense and $625,000 in hardware and software expense. Personnel expense relates to Year 2000 training, testing, customer awareness of Year 2000 concerns and evaluation of Year 2000 efforts of significant customers. Hardware and software costs include purchase/replacement of equipment, upgrades to software, and vendor costs related to Year 2000 remediation. Future expenses for Year 2000 are not expected to be material.

The Company completed all six steps of its Year 2000 plan as of March 31, 1999 and believes to be Year 2000 compliant. However, due to the general uncertainty inherent in the Year 2000 problem, the Company is unable to ensure its systems will not be impacted by the Year 2000. The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities. Such failures could materially affect the Company's results of operations and financial condition. The Year 2000 program completed by the Company has reduced its level of uncertainty regarding Year 2000 exposure and has greatly reduced the possibility of significant interruptions of normal operations.


Forward-Looking Statements

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

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1999.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           Michigan Financial Corporation
                                        ------------------------------------
                                                  (Registrant)



Dated:     August 3, 1999                /s/ HOWARD L. COHODAS
        ------------------              ------------------------------------
                                        Howard L. Cohodas, Chairman
                                          & President
                                          (Chief Executive Officer)



Dated:     August 3, 1999                /s/ KENNETH F. BECK
        ------------------              -------------------------------------
                                        Kenneth F. Beck, Senior Vice President,
                                          Treasurer & Secretary
                                          (Chief Financial Officer and
                                           Chief Accounting Officer)