Form 10-Q
period 1999-09-30
MICHIGAN FINANCIAL CORP
filed 1999-11-10
CIK 65637

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT  PURSUANT TO SECTION  13 OR 15(d) OF  THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended      September 30, 1999
                               ----------------------------

                                       OR

[ ] TRANSITION  REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number  0-7515


                         MICHIGAN FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Michigan                                       38-2011532
-------------------------------                       --------------------------
(State or other jurisdiction of                      (I. R. S. Employer
incorporation or organization)                        Identification Number)

101 West Washington Street, Marquette, Michigan                 49855
-----------------------------------------------       --------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code   (906) 228-6940
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             CLASS                          Outstanding as of November 10, 1999
----------------------------------         -------------------------------------


Common Stock, no par value                             6,464,961
----------------------------------         -------------------------------------

PART I. FINANCIAL INFORMATION

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                              September 30,      December 31,       September 30,
                                                                  1999               1998               1998
                                                              ------------       ------------       ------------
                                                                           (dollars in thousands)
ASSETS

  Cash and due from banks                                     $     33,165       $     36,863       $     29,700

  Short-term investments:
    Federal funds sold                                                                 46,450             46,000
    Money market investments                                         6,653              4,664              2,471

  Mortgage loans held for sale                                       4,730             17,186              3,826

  Securities available for sale                                    127,218             96,048             90,913

  Loans                                                            624,562            608,694            616,873
  Allowance for loan losses                                         (9,617)            (9,461)            (9,462)
                                                              ------------       ------------       ------------
                                               NET LOANS           614,945            599,233            607,411

  Premises and equipment                                            25,623             25,752             25,847
  Accrued interest receivable                                        5,541              4,769              5,259
  Other assets                                                      15,717             12,528             12,610
                                                              ------------       ------------       ------------

                                                              $    833,592       $    843,493       $    824,037
                                                              ============       ============       ============

LIABILITIES
  Noninterest bearing deposits                                $     70,081       $     75,959       $     72,038
  Interest bearing deposits                                        618,307            652,701            637,633
                                                              ------------       ------------       ------------
                                          TOTAL DEPOSITS           688,388            728,660            709,671

  Federal funds purchased                                           27,900
  Federal Home Loan Bank advance                                     3,000              3,000              3,000
  Accrued interest payable                                           3,273              3,238              3,608
  Other liabilities                                                 10,819              9,990             10,469
                                                              ------------       ------------       ------------
                                       TOTAL LIABILITIES           733,380            744,888            726,748

SHAREHOLDERS' EQUITY
  Common stock, no par value:
    Authorized shares - 10,000,000
    Shares issued and outstanding - 6,462,745 in 1999
       and 6,481,433 in 1998                                        44,978             35,741             35,741
  Retained earnings                                                 56,610             62,674             61,223
  Accumulated other comprehensive income                            (1,376)               190                325
                                                              ------------       ------------       ------------
                              TOTAL SHAREHOLDERS' EQUITY           100,212             98,605             97,289
                                                              ------------       ------------       ------------

                                                              $    833,592       $    843,493       $    824,037
                                                              ============       ============       ============

See notes to consolidated financial statements.

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                 Three months ended             Nine months ended
                                                    September 30                   September 30
                                                 1999           1998           1999           1998
                                             -----------    -----------    -----------    -----------
                                                      (in thousands, except per share data)
Interest income:
  Loans, including fees                      $    14,802    $    15,008    $    43,358    $    44,820
  Securities:
    Taxable                                        1,784          1,286          4,795          3,623
    Tax-exempt                                        47             79            165            301
  Short-term investments                             117            774          1,178          2,106
                                             -----------    -----------    -----------    -----------
                    TOTAL INTEREST INCOME         16,750         17,147         49,496         50,850
Interest expense:
  Deposits                                         6,262          6,938         19,219         20,542
  Borrowings                                         118             44            204            163
                                             -----------    -----------    -----------    -----------
                   TOTAL INTEREST EXPENSE          6,380          6,982         19,423         20,705
                                             -----------    -----------    -----------    -----------
                      NET INTEREST INCOME         10,370         10,165         30,073         30,145

Provision for loan losses                            293            100            653            700
                                             -----------    -----------    -----------    -----------
                NET INTEREST INCOME AFTER
                PROVISION FOR LOAN LOSSES         10,077         10,065         29,420         29,445

Noninterest income:
  Trust department income                          1,551          1,259          4,353          3,643
  Fees for other customer services                   730            984          2,180          2,912
  Net gains on sale of loans                         526            599          1,845          1,716
  Investment services                                556            301          1,543            827
  Net losses on sale of securities                     0              0              0            (10)
  Other                                              542            218          1,545          1,032
                                             -----------    -----------    -----------    -----------
                                                   3,905          3,361         11,466         10,120
                                             -----------    -----------    -----------    -----------
                                                  13,982         13,426         40,886         39,565
Noninterest expenses:
  Salaries and employee benefits                   5,114          4,970         15,270         14,841
  Net occupancy                                      649            660          1,997          2,022
  Furniture and equipment                            572            550          1,680          1,581
  Data processing                                    408            483          1,523          1,344
  Advertising                                        403            322          1,115            984
  Other                                            2,396          2,231          6,474          6,549
                                             -----------    -----------    -----------    -----------
                                                   9,542          9,216         28,059         27,321
                                             -----------    -----------    -----------    -----------

Income before income tax expense                   4,440          4,210         12,827         12,244
Income tax expense                                 1,498          1,370          4,149          3,938
                                             -----------    -----------    -----------    -----------
                               NET INCOME    $     2,942    $     2,840    $     8,678    $     8,306
                                             ===========    ===========    ===========    ===========

Per share data:
  Basic earnings                             $       .46    $       .44    $      1.34    $      1.28
  Diluted earnings                                   .45            .43           1.33           1.27
  Dividends paid                                     .26            .22            .76            .64

See notes to consolidated financial statements.

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                    Three months ended             Nine months ended
                                                       September 30                   September 30
                                                   1999            1998           1999            1998
                                               -----------     -----------    -----------     -----------
                                                                     (in thousands)
Net income                                     $     2,942     $     2,840    $     8,678     $     8,306
                                               -----------     -----------    -----------     -----------
Other comprehensive income (expense):
  Unrealized gains (losses) on securities -
    Unrealized holding gains (losses)
      arising during period                           (224)            404         (2,409)            496
    Reclassification adjustment for
      losses included in net income                      0               0              0              10
                                               -----------     -----------    -----------     -----------

Other comprehensive income (expense)
  before income tax                                   (224)            404         (2,409)            506
Income tax expense (credit) related to
  items of other comprehensive income                  (78)            141           (843)            177
                                               -----------     -----------    -----------     -----------
    Other comprehensive income (expense),
       net of income tax                              (146)            263         (1,566)            329

                                               -----------     -----------    -----------     -----------
                       COMPREHENSIVE INCOME    $     2,796     $     3,103    $     7,112     $     8,635
                                               ===========     ===========    ===========     ===========

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Nine months ended
                                                                                  September 30
                                                                              1999            1998
                                                                          -----------     -----------
                                                                                 (in thousands)
OPERATING ACTIVITIES
   Net income                                                             $     8,678     $     8,306
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Proceeds from sale of mortgage loans held for sale                    52,953          72,174
         Origination of mortgage loans held for sale                          (38,652)        (70,829)
         Realized gain on sale of loans                                        (1,845)         (1,716)
         Depreciation and amortization                                          1,820           1,704
         (Increase) decrease in interest receivable                              (772)             67
         Provision for loan losses                                                653             700
         Increase in interest payable                                              35             299
         Net (accretion) amortization of investment securities                     13             (34)
         Realized investment securities losses                                                     10
         Other                                                                 (1,513)           (554)
                                                                          -----------     -----------

                             NET CASH PROVIDED BY OPERATING ACTIVITIES         21,370          10,127


INVESTING ACTIVITIES

   Purchases of available for sale securities                                 (56,531)        (42,434)
   Net (increase) decrease in short-term investments                           44,461         (32,380)
   Proceeds from calls and maturities of available for sale securities         22,901          34,958
   Net (increase) decrease in loans                                           (16,365)         14,395
   Purchases of premises and equipment                                         (1,669)         (2,079)
   Proceeds from sale of premises and equipment                                    12              22
   Proceeds from calls and maturities of held to maturity securities                            4,269
   Proceeds from sale of available for sale securities                                            831
                                                                          -----------     -----------

                                 NET CASH USED BY INVESTING ACTIVITIES         (7,191)        (22,418)


FINANCING ACTIVITIES

   Net increase (decrease) in deposits                                        (40,272)         14,868
   Increase in Federal Funds purchased                                         27,900
   Cash dividends                                                              (4,905)         (4,142)
   Common stock repurchased                                                      (648)
   Proceeds from exercise of stock options                                         48              57
   Decrease in Federal Home Loan borrowings                                                    (2,000)
                                                                          -----------     -----------

                      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        (17,877)          8,783
                                                                          -----------     -----------


                                   DECREASE IN CASH AND DUE FROM BANKS         (3,698)         (3,508)

Cash and due from banks at beginning of year                                   36,863          33,208
                                                                          -----------     -----------

                              CASH AND DUE FROM BANKS AT END OF PERIOD    $    33,165     $    29,700
                                                                          ===========     ===========


See notes to consolidated financial statements.

                 MICHIGAN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the financial statements. However, the results of operations for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


NOTE B - SECURITIES AVAILABLE FOR SALE

A comparison of the carrying amount and approximate market value follows:


                               September 30, 1999          December 31, 1998
                             -----------------------    -----------------------
                             Amortized   Approximate    Amortized   Approximate
                               Cost     Market Value      Cost     Market Value
                             ---------  ------------    ---------  ------------
                                               (in thousands)

U.S. Treasury and
  government agencies        $116,587     $114,595       $78,710      $78,848
Mortgage-backed securities      4,748        4,672         7,733        7,773
State and political
  subdivisions                  3,496        3,532         5,158        5,259
Other securities                4,504        4,419         4,155        4,168
                             --------     --------       -------      -------

                     TOTAL   $129,335     $127,218       $95,756      $96,048
                             ========     ========       =======      =======


NOTE C - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the earnings per share computations is presented below. Weighted-average share amounts are presented in thousands.

                                         Three months ended    Nine months ended
                                            September 30         September 30
                                          1999       1998       1999       1998
                                          ----       ----       ----       ----
Basic Earnings Per Share
   Net income                            $2,942     $2,840     $8,678     $8,306
                                         ======     ======     ======     ======

   Weighted-average common shares
    outstanding                           6,462      6,480      6,472      6,480
                                          =====      =====      =====      =====

       Basic Earnings Per Share            $.46       $.44      $1.34      $1.28
                                           ====       ====      =====      =====

Diluted Earnings Per Share
   Net income                            $2,942     $2,840     $8,678     $8,306
                                         ======     ======     ======     ======

   Weighted-average common shares
    outstanding                           6,462      6,480      6,472      6,480
   Add dilutive effects of assumed
    exercises under stock options            47         56         41         51
                                          -----      -----      -----      -----

   Weighted-average common and dilutive
    potential common shares outstanding   6,509      6,536      6,513      6,531
                                          =====      =====      =====      =====

       Diluted Earnings Per Share          $.45       $.43      $1.33      $1.27
                                           ====       ====      =====      =====


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

NOTE G - RECENT DEVELOPMENTS - PENDING ACQUISITION

On November 2, 1999, the Company and Wells Fargo & Company (Wells Fargo) entered into a definitive agreement for Wells Fargo to acquire the Company. Under the terms of the agreement, subject to certain possible adjustments, Wells Fargo will issue 4,418,605 shares of its common stock in exchange for all of the outstanding shares of the Company. The acquisition is subject to satisfaction of a number of conditions, including customary regulatory approvals and approval by the Company's shareholders, and is expected to close as soon as practicable after March 15, 2000.

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

                                                  Change from December 31, 1998
                                                       to September 30, 1999
                                                  -----------------------------
                                                        Increase (Decrease)
                                                        -------------------
                                                       $                 %
                                                    -------            -----
Funding sources:
  Deposits                                          (40,272)            (5.5)
  Short-term borrowings                              27,900            930.0
  Other sources, net                                  2,493              6.0
                                                    -------
                                                     (9,879)            (1.3)
                                                    =======            =====

Funding uses:
  Money market investments                          (44,461)           (87.0)
  Investment securities                              31,170             32.5
  Loans (including mortgage loans
     held for sale)                                   3,412               .5
                                                    -------
          Total uses                                 (9,879)            (1.3)
                                                    =======            =====


Aggregate deposits, the primary source of funds, decreased by $40,272,000 or 5.5% during the first nine months of 1999. Each of the various deposit types increased (decreased) as shown below:

                                             Increase (decrease)
                                             -------------------
                                               $               %
                                            -------          -----
     Time-retail                            (23,621)          (7.5)
     Savings                                (11,806)          (4.0)
     Demand                                  (5,878)          (7.7)
     Time-jumbo                               1,033            2.5
                                            -------
                                            (40,272)          (5.5)
                                            =======          =====



Deposits decreased primarily due to expanded use of PrimeVest Financial Services and cash management accounts. These fee-based services facilitate deposit transfers to money market and mutual funds. As a result, total deposit levels at September 30, 1999 showed a decrease from the end of 1998.


The loan portfolio, including mortgage loans held for sale, increased by .5% during the first nine months of 1999. Commercial loans increased 4.5% while, real estate mortgages and installment loans decreased by 2.7%, and 2.6%, respectively.

In addition to the above trends in the sources and uses of funds, the Company services loans for outside agencies, primarily Freddie Mac. At September 30, 1999 the volume of Freddie Mac loans sold with servicing being retained was $378 million. The comparable figure one year earlier was $298 million. The ability of the Company to sell these loans enables it to more effectively manage its funding operations.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1999 there were no significant changes with respect to the capital resources of the Company. Management feels that the liquidity position of the Company as of September 30, 1999 is more than adequate to meet its future cash flow needs. Management also closely monitors capital levels to provide for normal business needs and to comply with regulatory requirements. As summarized below, the Company's capital ratios were well in excess of the regulatory requirements for classification as "Well Capitalized":

                                                   Actual ratios
                             Regulatory                as of
                             Minimum for           September 30,
                         "Well Capitalized"        1999     1998
                         ------------------        ----     ----
Total capital                  10.0%              17.25%   16.61%
Tier I capital                  6.0               16.00    15.36
Tier I leverage ratio           5.0               12.35    11.72


RESULTS OF OPERATIONS

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below in thousands of dollars, and as a percent.

                                                    Comparison of
                                      ------------------------------------------
                                        Three months            Nine months
                                      ended September 30,    ended September 30,
                                        1999 and 1998          1999 and 1998
                                      -------------------    -------------------
                                                  Increase(Decrease)
Interest income                         $(397)    (2.3)%      $(1,354)    (2.7)%
Interest expense                         (602)    (8.6)        (1,282)    (6.2)
                                        -----                 -------
Net interest income                       205      2.0            (72)     (.2)
Provision for loan losses                 193    193.0            (47)    (6.7)
                                        -----                 -------
Net interest income after provision
  for loan losses                          12       .1            (25)     (.1)
Noninterest income                        544     16.2          1,346     13.3
Noninterest expenses                      326      3.5            738      2.7
                                        -----                 -------
Income before income tax expense          230      5.5            583      4.8
Income tax expense                        128      9.3            211      5.4
                                        -----                 -------

      Net income                        $ 102      3.6%       $   372      4.5%
                                        =====                 =======

Net Interest Income

Net interest income increased by $205,000 or 2.0% for the third quarter of 1999 from the same period in 1998. The increase was due to interest expense decreasing more than interest income. Despite the quarterly increase, net interest income for the first nine months of 1999 decreased by $72,000 or .2% from the comparable period of 1998. Interest income dropped due to lower interest rates and changes in asset mix. Interest expense decreased primarily due to lower rates being paid on deposits.

Provision for Loan Losses

The loan loss provision increased during the third quarter of 1999 due to a growing loan portfolio. Loan loss provision for the first nine months decreased by $47,000 but still allowed for an increase to the allowance for loan losses of $156,000 or 1.6% during the year. Net loan charge-offs for the first nine months amounted to $497,000, down significantly from the amount of $771,000 in 1998. On an annualized basis 1999 net charge-offs amounted to .11% of average loans outstanding, down from the .17% for the comparable period in 1998.

Expressed as a percent of outstanding loans the allowance increased to 1.54% compared to 1.52% at the same time last year. The allowance level is subject to change during future periods as the amounts provided during any given period are dependent upon management's ongoing review process and assessment of the perceived loss exposure in the then outstanding loan portfolio.

Nonperforming loans increased in the first nine months of 1999 by $919,000 or 17.0%. Total nonperforming assets, which include other real estate, increased by $1,705,000 or 24.5% from December 31, 1998.

The table below presents a comparison of nonperformings.

                                   September 30,      December 31,
                                       1999               1998
                                   -------------      ------------
                                           (in thousands)
     Nonaccrual loans                 $3,111             $3,701
     Loans past due
      90 days or more                  1,948              1,152
     Restructured loans                1,253                540
                                      ------             ------
       Total nonperforming loans       6,312              5,393
     Other real estate                 2,355              1,569
                                      ------             ------
       Total nonperforming assets     $8,667             $6,962
                                      ======             ======

     Nonperforming loans
      as a % of total loans            1.01%               .89%
                                       ====                ===

     Nonperforming assets
      as a % of total assets           1.04%               .83%
                                       ====                ===

On a percentage basis, the allowance for loan losses decreased from 175.4% of nonperforming loans at the end of 1998 to 152.4% at September 30, 1999.



The following table shows an allocation of the allowance.


                                 September 30, 1999            December 31, 1998
                                 ------------------            -----------------

                                        Percent of                  Percent of
                                      Type of Loans               Type of Loans
                          Allowance   to Total Loans   Allowance  to Total Loans
                          ---------   --------------   ---------  --------------
                                        (Amounts in thousands)
Commercial,
 financial and
 agricultural               $4,287         43.9%         $3,019        42.8%
Real estate-
 construction                   --          2.6              --         2.2
Real estate-
 mortgage                    1,136         37.1             295        37.5
Consumer                     1,206         16.3             974        17.4
Leases                          --           .1              --          .1
Not allocated                2,988          n/a           5,173         n/a
                            ------        -----          ------       -----

                            $9,617        100.0%         $9,461       100.0%
                            ======        =====          ======       =====



The above allocation is based on estimates and subjective judgement and is not necessarily indicative of the specific amounts on loan categories in which losses may ultimately occur, nor does it necessarily reflect actual historical charge-off experience.

Noninterest Income

Noninterest income increased by $544,000 or 16.2% in the third quarter and $1,346,000 or 13.3% during the first nine months of 1999. Exclusive of security transactions, noninterest income increased by $1,336,000 or 13.2% for the first nine months of 1999. A large part of the increase in noninterest income is due to increases in fee-based income including trust fees and fees collected for brokerage services. Fee-based income increased $293,000 or 11.5% for the third quarter and $694,000 or 9.4% during the first nine months of 1999 compared to the same periods last year. Net gains from loan sales increased $129,000 during the first nine months of 1999 despite a decrease of $73,000 during the third quarter.

Noninterest Expenses

The increase in noninterest expenses resulted from changes in its major components as set forth below, indicative of the normal effects of inflation as well as the growth of the organization. The major components of other expenses increased (decreased) as follows:

                                           Three months          Nine months
                                              ended                 ended
                                        September 30, 1999    September 30, 1999
                                        ------------------    ------------------
    Salaries and employee benefits              2.9%                 2.9%
    Occupancy, furniture and equipment           .9                  2.1
    Data processing                           (15.5)                13.3
    Advertising                                25.2                 13.3
    Other                                       7.4                 (1.1)

Data processing expense through the first nine months increased 13.3% from the same period last year despite a third quarter decrease of 15.5%. The nine month increase is due to year 2000 hardware/software remediation. Increases in advertising expense, 25.2% for the third quarter and 13.3% for the first nine months, are due to market penetration programs initiated in 1999.


Applicable Income Tax

Applicable income tax expense is based on income, less that portion which is exempt from federal taxation, taxed at the statutory federal income tax rate of 35%. The provision is further reduced by other smaller items. The increase in the 1999 income tax provision reported herein for the third quarter and the first nine months was mostly due to the increase in pre-tax income of the Company for 1999, combined with a decrease in the portion of interest income which is exempt from federal taxation.

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

Costs to date for Year 2000 remediation have not been material to the financial condition of the Company. All costs related to the Company's Year 2000 plan have been expensed as incurred. Total expenses recognized to date are $798,000 including $175,000 in personnel expense and $623,000 in hardware and software expense. Personnel expense relates to Year 2000 training, testing, customer awareness of Year 2000 concerns and evaluation of Year 2000 efforts of significant customers. Hardware and software costs include purchase/replacement of equipment, upgrades to software, and vendor costs related to Year 2000 remediation. Future expenses for Year 2000 are not expected to be material.

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

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1999.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            Michigan Financial Corporation
                                       -----------------------------------------
                                                    (Registrant)



Dated:  November 10, 1999               /s/ Howard L. Cohodas
        ------------------             -----------------------------------------
                                       Howard L. Cohodas, Chairman
                                         & President
                                         (Chief Executive Officer)



Dated:  November 10, 1999               /s/ Kenneth F. Beck
        ------------------             -----------------------------------------
                                       Kenneth F. Beck, Senior Vice President,
                                         Treasurer & Secretary
                                         (Chief Financial Officer and
                                            Chief Accounting Officer)